Form 10QSB
period 2000-09-30
BENTLEY CAPITAL CORP COM INC
filed 2001-01-25
CIK 1110781

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September  30,  2000
                                    --------------------

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

For  the  transition  period  from               to
                                   -------------

Commission  File  No.   333-33854
                    -------------

                           BENTLEYCAPITALCORP.COM INC.

        (Exact name of small business issuer as specified in its charter)

         Washington                              91-2022700
        ------------                            ------------
(State or other jurisdiction of              (I.R.S.  Employer
 incorporation or organization)             Identification  No.)

               5076 Angus Drive, Vancouver, BC  Canada  V6M 3M5

                    (Address of principal executive offices)

                                 (604) 269-9881

                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES       NO  x
                                     ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 23, 2001 - 2,000,000 shares of common stock, par value $0.0001.

Transitional  Small  Business  Disclosure  Format (Check One): Yes [ ] No [X].

                                                                               1

BentleyCapitalCorp.com  Inc.
(A  Development  Stage  Company)

                                         INDEX


PART I - Financial Information                                                     Page
Item 1.   Financial statements (unaudited)                                            2
-------   --------------------

Balance Sheet as of September 30, 2000                                                2

Statement of Operations for the period from March 14, 2000 to September 30, 2000      3

Statement of Cash Flows for the period from March 14, 2000 to September 30, 2000      4

Notes to the Financial Statements                                                   5-6

Item 2.   Management's Discussion and Analysis of Results of
-------   --------------------------------------------------
          Operations and Financial Condition                                          7
          ----------------------------------

PART II - Other Information                                                           8

Signatures                                                                            9

BentleyCapitalCorp.com  Inc.
(A Development Stage Company)
Balance  Sheet
(unaudited)


                                                                      September 30,
                                                                          2000
                                                                            $

                                        Assets
License (Note 3)                                                                 -
                                                                      =============

                        Liabilities and Stockholders' Equity
Current Liabilities

   Note payable (Note 4)                                                    28,000
                                                                      -------------

Stockholders' Equity

Common Stock, 100,000,000 common shares authorized with a par
   value of $.0001; 1,500,000 common shares issued and outstanding             150

Additional Paid in Capital                                                  14,850

Preferred Stock, 20,000,000 preferred shares authorized with a
   par value of $.0001; none issued                                              -

Deficit Accumulated During the Development Stage                           (43,000)
                                                                      -------------
                                                                           (28,000)
                                                                      -------------
                                                                                 -
                                                                      =============

Contingent Liability (Note 1)

Commitment (Note 3)

BentleyCapitalCorp.com  Inc.
(A Development Stage Company)
Statement  of  Operations
(unaudited)


                                                       From March 14, 2000
                                                       (Date of Inception)
                                                      to September 30, 2000
                                                                $
Revenue                                                                  -
                                                      ---------------------
Expenses

  Amortization of license                                            6,187
  License written-off                                               18,563
  Organizational expenses and accrued offering costs                 8,000
                                                      ---------------------

Net Loss                                                           (32,750)
                                                      =====================

Loss per share                                                        (.02)
                                                      =====================

Weighted average shares outstanding                              1,500,000
                                                      =====================

BentleyCapitalCorp.com  Inc.
(A Development Stage Company)
Statement  of  Cash  Flows
(unaudited)


                                                           From March 14, 2000
                                                           (Date of Inception)
                                                          to September 30, 2000
                                                                   $
Cash Flows to Operating Activities
  Net loss                                                             (32,750)

  Adjustment to reconcile net loss to cash

    Amortization of license                                              6,187
    License written-off                                                 18,563

  Non-cash item

    Note payable                                                         8,000
                                                          ---------------------
Net Cash Used by Operating Activities                                        -
                                                          ---------------------
Change in cash                                                               -

Cash - beginning of period                                                   -
                                                          ---------------------
Cash - end of period                                                         -
                                                          =====================

Non-Cash Financing Activities

  A note payable was issued to a director
  for the acquisition of a License (Notes 3 and 4)                      20,000

  A total of 1,500,000 shares were issued to a director
  at a fair market value of $0.01 per share for the
  acquisition of a License (Note 3)                                     15,000

  Less dividend deemed paid (Note 3)                                   (10,250)
                                                          ---------------------
                                                                        24,750
                                                          =====================

Supplemental Disclosures

  Interest paid                                                              -
  Income tax paid                                                            -

BentleyCapitalCorp.com  Inc.
(A  Development  Stage  Company)
Notes to the Financial Statements
(unaudited)



1.   Development Stage Company

     BentleyCapitalCorp.com Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on March 14, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the Province of British Columbia, Canada in which the grantor of the license offers these products for sale from various suppliers on their Web Site.

     The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     In November, 2000, the Company completed an offering of 500,000 common shares at $0.01 per share for proceeds of $5,000 pursuant to an SB-2 Registration Statement filed with the Securities and Exchange Commission.


2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The  Company's  fiscal  year  end  is  December 31.

     (b)  License

          The cost to acquire the license was capitalized. The cost was amortized on a straight-line basis over twelve months until June 30, 2000. During the quarter ended September 30, 2000 the license was written-off (See Note 3).

          The Company will receive from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor's Web Site. The commission revenue will be recognized in the period The sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.

     (c)  Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Revenue Recognition

          The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (e)  Use  of  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.


3.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of British Columbia, Canada, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on March 20, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits.

     The license was assigned to the Company by the sole director and President of the Company for consideration of 1,500,000 shares having a fair market value of $15,000 and a note payable of $20,000. The Company has estimated the cost of the license to its President at $24,750. The estimate is based on an allocation of the President's cash outlay of $33,000 for common stock of Gentry Resources, Inc., by virtue of which the President obtained the license as well as his continued ownership of Gentry Resources, Inc. The fair market value of $35,000, based on recent comparable transactions, was allocated to note payable as to $20,000, par value as to $150 and additional paid in capital as to $14,850. The excess of fair market value over predecessor cost, being $10,250, is treated as a dividend which increased the deficit. The Grantor of the License is not related to the Company.

     The License has been written-off to operations as at September 30, 2000 due to the lack of historical cash flow of Vitaminmineralherb.com. However, it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.


4.   Related  Party  Transactions

     In addition to the license acquired from the President of the Company, he also paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured, non-interest bearing and has no specific terms of repayment.

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
--------     -------------------------------------------------------------------
             Results  of  Operations
             -----------------------

Results  of  Operations

     During the period from March 14, 2000 through September 30, 2000, BentleyCapitalCorp.com has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb and preparation for registration of its securities under the Securities Act of 1933, as amended. No revenues were received by BentleyCapitalCorp.com during this period.

     For the current fiscal year, BentleyCapitalCorp.com anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1933, and expenses associated with setting up a company structure to begin implementing its business plan. BentleyCapitalCorp.com anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

     BentleyCapitalCorp.com's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.


Liquidity  and  Capital  Resources

     BentleyCapitalCorp.com remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, BentleyCapitalCorp.com's balance sheet as of September 30, 2000, reflects total assets of nil. The
Vitaminmineralherb.com license has been written-off to operations as at September 30, 2000 due to the lack of historical cash flow of Vitaminmineralherb.com. However, it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.

     BentleyCapitalCorp.com's business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should BentleyCapitalCorp.com determine that its business plan is feasible, it intends to employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

     In order to determine the feasibility of its business plan, BentleyCapitalCorp.com plans, during the next six to twelve months, to conduct research into these various potential target markets. Should BentleyCapitalCorp.com determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, BentleyCapitalCorp.com believes that during its first operational quarter, it will need a capital infusion of approximately $90,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, BentleyCapitalCorp.com will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. These expenses will exceed the funds raised by this offering, and BentleyCapitalCorp.com will have to obtain additional financing through an offering or capital contributions by current shareholders.

     No commitments to provide additional funds have been made by management or shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to BentleyCapitalCorp.com or at all. BentleyCapitalCorp.com expects to begin earning revenues shortly after a sales force is in place.

     In addition, BentleyCapitalCorp.com may engage in a combination with another business. BentleyCapitalCorp.com cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity with which BentleyCapitalCorp.com may eventually combine. BentleyCapitalCorp.com has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

     BentleyCapitalCorp.com will need additional capital to carry out its business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to BentleyCapitalCorp.com or at all. BentleyCapitalCorp.com has no commitments for capital expenditures.

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  January 23, 2001                    BentleyCapitalCorp.com  Inc.


                                       By:  /s/  Michael  Kirsh

                                            Michael Kirsh, President, Secretary,
                                            Treasurer  and  Director