Form 10KSB
period 2000-12-31
BENTLEY CAPITAL CORP COM INC
filed 2001-03-30
CIK 1110781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-KSB
                                   (Mark one)
[X]  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
     1934
For  the  fiscal  year  ended  December  31,  2000
                              ----------------------
OR
[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For  the  transition  Period  from  ________  to  ________.

Commission  file  number:      333-33854
                         --------------------

                           BENTLEYCAPITALCORP.COM INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

                   Washington                            91-2022700
                   ----------                            ----------
         (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)             Identification No.)


                         5076 Angus Drive
                 Vancouver, British Columbia, CANADA       V6M 3M5
                 -----------------------------------       -------
             (Address of principal executive offices)     (Zip Code)

Issuer's  telephone  number:  (604) 269-9881

Securities registered under Section 12(b) of the Act:
         (Title  of  Class)                            Name of exchange on which
                                                       registered

                None                                      None
-------------------------------------      -------------------------------------

Securities registered under Section 12(g) of the Act:  Common Stock, $0.0001 par
                                                      --------------------------
                                                               value
                                                      --------------------------
                                                        (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes      No  X
         ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's  revenues  for  its  most  recent  fiscal  year:  $Nil
                                                               ----

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2001, computed at which the stock was sold, was $5,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 29, 2001, the registrant had 2,000,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT:  Yes  [ ]   No  [X]

                                BENTLEYCAPITALCORP.COM INC.

INDEX  TO
ANNUAL  REPORT  ON  FORM  10-KSB
FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2000


PART I                                                                                PAGE
Item 1 Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Item 2 Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
Item 4 Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .    14

PART II
Item 5 Market for Common Equity and Related Stockholder Matters. . . . . . . . . . .    14
Item 6 Management's Discussion & Analysis. . . . . . . . . . . . . . . . . . . . . .    15
Item 7 Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

PART III
Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With
       Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . .    17
Item 10 Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
Item 11 Security Ownership of Certain Beneficial Owners and Management . . . . . . .    18
Item 12 Certain Relationships and Related Transactions . . . . . . . . . . . . . . .    19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   .19

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
------------------------------------

Certain statements contained in this Report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Bentleycapitalcorp.com, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Bentleycapitalcorp.com, Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

THE  COMPANY

     GENERAL

Bentleycapitalcorp.com ("Bentley") was incorporated under the laws of the State of Washington on March 14, 2000, and is in its early developmental promotional stages. To date, Bentley's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. Bentley has not commenced commercial operations. Bentley has no full time employees and owns no real estate.

     ACQUISITION  OF  THE  LICENSE

On March 20, 2000, Bentley's majority shareholder, Michael Kirsh, in return for 1,500,000 shares of Bentley's common stock and a promissory note for $28,000, transferred to Bentley his rights under that certain License Agreement with Vitamineralherb.com. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in British Columbia, Canada via the Internet. Mr. Kirsh acquired the license under the terms of a settlement agreement by and between Mr. Kirsh, Gentry Resources, Inc., a company in which he is the sole shareholder, officer and director, and Mortenson & Associates, an affiliate of Vitamineralherb.com. Mortenson & Associates had granted Gentry Resources a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and waste water in septic tanks and waste water treatment facilities. Mortenson & Associates acquired its right to sublicense Biocatalyst to Gentry Resources from NW Technologies Inc. As a result of a legal dispute between Mortenson & Associates' principal and NW Technologies, Mortenson & Associates was unable to fulfill its obligations to Gentry Resources under the license. Under the terms of the settlement agreement, Vitamineralherb.com, an affiliate of Mortenson & Associates, granted to Mr. Kirsh the license to distribute Vitamineralherb.com products in part for his agreement not to pursue his individual claims against Mortenson & Associates.

     THE  LICENSE

Bentley has a three year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. The license grants Bentley an exclusive license for the territory of British Columbia, Canada. The license will be automatically renewed unless Bentley or Vitamineralherb.com gives the other notice of its intent not to renew.

As a licensee of Vitamineralherb.com, Bentley eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling Bentley to focus strictly on marketing and sales. Bentley plans to target health and fitness professionals in British Columbia, Canada who wish to offer health and fitness products to their customers.

Bentley (and its customers) will have access to all products offered on the Vitamineralherb website, as well as the ability to order custom-formulated and custom-labeled products. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a mark up which Bentley and Vitamineralherb.com share equally. Three different labeling options are available to customers: First, products may be ordered with the manufacturer's standard label with no customization. Second, the fitness or health professional may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels would be a standardized label with product information and a place on the label for the wording "Distributed by." This gives these health and fitness professionals a competitive edge. Third, labels may be completely customized for the health or fitness professional.

When a fitness or health professional becomes a client, Bentley's salesperson will show the client how to access the Vitamineralherb website. The client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the Vitamineralherb.com website, paying for the purchase with a credit card, electronic check ("e-check"), or debit card. All products are shipped by the manufacturer directly to the professional or its clients.

The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. All financial transactions are handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb webmaster downloads e-mail orders several times a day, checks with clearing bank for payment and then submits the product order and electronic payment to the supplier. Vitamineralherb.com will then forward the money due Bentley via electronic funds transfer. Vitamineralherb's software will track all sales through the customer's identification number, and at month end, e-mail to Bentley and customer a detailed report including sales commissions. Vitamineralherb has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick Vitamineralherb.com first. Sales originating from the website to customers located in British Columbia, Canada will automatically be assigned to Bentley, whether or not originated by Bentley's marketing efforts.

Vitamineralherb.com warrants that the products are fit for the purpose for which produced (except for custom formulated products, which Vitamineralherb.com warrants will be manufactured in accordance with Bentley's specifications) and comply with all applicable laws; that all labels correctly and accurately describe the product and comply with all applicable laws; and that all suppliers' manufacturing facilities comply with all applicable laws. Vitamineralherb.com has agreed under the license to indemnify, hold harmless and defend Bentley and its related parties from and against any loss, claim, and expense incurred as a consequence of breach of the product warranties.

Vitamineralherb.com has granted a total of 43 Vitamineralherb.com licenses. Bentley has no plans to acquire the rights to distribute Vitamineralherb.com products in other territories.

     BACKGROUND  ON  THE  MANUFACTURER  AND  DISTRIBUTOR

Vitamineralherb.com entered into a Manufacturing Agreement, dated June 9, 2000, with Ives Formulation Co., of San Diego, California. Ives Formulation is a wholly-owned subsidiary of Ives Health Company, Inc., a public company traded on the Bulletin Board under the symbol "IVEH". Ives Formulation has been a contract manufacturer of vitamin, mineral, nutritional supplement, and alternative health products for various marketing organizations. In addition to a line of standard products, Ives Formulation is able to manufacture custom blended products for customers, and to supply privately labeled products for Bentley's customers at a minimal added cost. Vitamineralherb.com has just begun developing its vitamin marketing and distributorship business.

Vitamineralherb.com currently offers over 60 products through its website, through its current supplier, Ives Formulation. Vitamineralherb.com plans to add other suppliers in the future.

     IMPLEMENTATION  OF  BUSINESS  PLAN:  MILESTONES

Bentley's business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should Bentley determine that its business plan is feasible, it intends to employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet. Bentley will achieve implementation of its business plan by meeting the following milestones:

     - MILESTONE 1 - MARKET SURVEY. In order to determine the feasibility of its business plan, Bentley must conduct research into the various potential target markets. The market analysis research will likely consist of a telephone survey to 100-200 potential clients, focusing on three or four of the core target markets, such as chiropractors, health clubs, and alternative medicine practitioners. The survey would likely contain questions which would determine the marketing approach and acceptability of specific products.

     - MILESTONE 2: - HIRE SALESPEOPLE. Should Bentley determine that the exploitation of the license is feasible, it will then have to engage salespeople to market the products. Bentley expects that it may hire two salespeople during its first year of operation. The hiring process would include running advertisements in the local newspaper and conducting interviews. It is anticipated that hiring the salespeople may take four to eight weeks. The cost of hiring the salespeople, not including compensation, is estimated at $20,000.

     - MILESTONE 3: ESTABLISH AN OFFICE. Bentley would then have to establish an office or offices for the sales force in the appropriate market or markets. This would include an office, equipment such as computers and telephones, and sample inventory for the salespeople. It is anticipated that it may take eight to twelve weeks to locate acceptable office space and select and purchase equipment. The expense of office rental, equipment and inventory samples is estimated to be $45,000 per year.

     - MILESTONE 4: DEVELOPMENT OF ADVERTISING CAMPAIGN. The next step would be to develop an advertising campaign, including establishing a list of prospects based on potential clients identified in the market survey, and designing and printing sales materials. It is anticipated that it would take approximately six to ten weeks to develop the advertising campaign, although, depending on the availability of resources, Bentley will attempt to develop its advertising campaign concurrently with establishing an office. The cost of developing the campaign is estimated at approximately $12,000 per year.

     - MILESTONE 5: IMPLEMENTATION OF ADVERTISING CAMPAIGN/SALES CALLS. Implementation of the advertising campaign would begin with mailing the sales materials to the identified list of prospects. Approximately two to four weeks thereafter, the salespeople would begin telephone follow ups and scheduling of sales calls. Although it will be necessary to make sales calls throughout the life of the company, it is estimated that the first round of sales calls will take approximately eight to twelve weeks to complete. The cost of salary and expenses for two salespeople is estimated at $248,000 per year.

     - MILESTONE 6: ACHIEVE REVENUES. It is difficult to quantify how long it will take to convert a sales call into actual sales and revenues. Bentley will not begin receiving orders until its sales force is able to convince potential clients to begin offering such products to their customers, or to convert from an existing supplier. Bentley hopes that clients would begin placing orders within for weeks of a sales call, but it may take several months before people begin to purchase products. Moreover, customers may not be willing to pay for products at the time they order, and may insist on buying on account, which delay receipt of revenues another month or two. Assuming the Vitamineralherb.com license proves to be feasible, in a best case scenario Bentley may receive its first revenues as early as July, 2001. However, a more realistic estimate of first revenues would be February, 2002 or later.

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, Bentley will have to obtain additional financing through an offering or through capital contributions by current shareholders. No commitments to provide additional funds have been made by management or shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Bentley or at all.

     INDUSTRY  BACKGROUND

     GROWTH  OF  THE  INTERNET  AND  ELECTRONIC  COMMERCE

The Internet has become an increasingly significant medium for communication, information and commerce. According to NUA Internet Surveys, as of February 2000, there were approximately 275.5 million Internet users worldwide. At the IDC Internet Executive Forum held on September 28-29, 1999, IDC stated that in 1999 US $109 billion in purchases involved the Internet. IDC's vice president, Sean Kaldor, indicated that figure is expected to increase more than ten-fold over the next five years to US $1.3 trillion in 2003, with $842 million completed directly over the Web. Bentley believes that this dramatic growth presents significant opportunities for online retailers.

     THE  VITAMIN,  SUPPLEMENT,  MINERAL  AND ALTERNATIVE HEALTH PRODUCT MARKET.

In recent years, a growing awareness of vitamins, herbs, and other dietary supplements by the general public has created a whole new segment in the field of medicine and health care products. According to Jupiter Communications, online sales of such products are expected to be US $434 million in the year 2003, up from $1 million in 1998. Bentley believes that several factors are driving this growth, including a rapidly growing segment of the population that is concerned with aging and disease, a growing interest in preventative health care, favorable consumer attitudes toward alternative health products and a favorable regulatory statute, the Dietary Supplement Health and Education Act of 1994.

     COMPETITION

The electronic commerce industry is new, rapidly evolving and intensely competitive, and Bentley expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin, supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

     Bentley's  competitors  can  be  divided  into  several  groups  including:

     - traditional vitamins, supplements, minerals and alternative health products retailers;
     - the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;
     - online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and alternative health products;
     - independent online retailers specializing in vitamins, supplements, minerals and alternative health products;

     - mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and
     - direct sales organizations, retail drugstore chains, health food store merchants, mass market retail chains and various manufacturers of alternative health products.

Many of Bentley's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than Bentley has. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases.
Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than Bentley does. Increased competition may result in reduced operating margins and loss of market share.

Bentley  believes  that  the  principal  competitive  factors in its market are:

     -    ability  to  attract  and  retain  customers;
     -    breadth  of  product  selection;
     -    product  pricing;
     -    ability  to  customize  products  and  labeling;
     -    quality  and  responsiveness  of  customer  service.

Bentley believes that it can compete favorably on these factors. However, Bentley will have no control over how successful its competitors are in addressing these factors. In addition, with little difficulty, Bentley's online competitors can duplicate many of the products or services offered on the Vitamineralherb.com site.

Bentley believes that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:

     - Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.
     - Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.
     - Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attractive to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate high prices.

As a result of the foregoing limitations, Bentley believes there is significant unmet demand for an alternative shopping channel that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience.

Bentley hopes to attract and retain consumers through the following key attributes of its business:

     - Broad Expandable Product Assortment. Bentley's product selection is substantially larger than that offered by store-based retailers.
     - Low Product Prices. Product prices can be kept low due to volume purchases through Bentley's affiliation with Vitamineralherb.com and other licensees. Product prices will also be lower due to Bentley's lack of need of inventory and warehouse space. All products are shipped from International Formulation and Manufacturing's inventory.
     - Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.
     - Access to Personalized Programs. Health or fitness professional can tailor vitamin and dietary supplement regimes to their clients.

     REGULATORY  ENVIRONMENT

The manufacturing, processing, formulating, packaging, labeling and advertising of the products Bentley sells may be subject to regulation by one or more U.S. federal or Canadian agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

The Consumer Packaging and Labeling Act, as administered by industry Canada, requires that certain information labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling.

The Food and Drug Administration, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the- counter or homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the Food and Drug Administration may undertake enforcement actions against companies marketing unapproved drugs, or "adulterated" or "misbranded" products. The remedies available to the Food and Drug Administration include: criminal prosecution; an injunction to stop the sale of a company's products; seizure of products; adverse publicity; and "voluntary" recalls and labeling changes.

Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded." A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling. The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a company's website may constitute "labeling" for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

The Food, Drug, and Cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements. With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without Food and Drug Administration pre-approval and without notifying the Food and Drug Administration. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Noncompliance could result in enforcement action by the Food and Drug Administration, an injunction prohibiting the sale of products deemed to be noncompliant, the seizure of such products and criminal prosecution.

The Food and Drug Administration has indicated that claims or statements made on a company's website about dietary supplements may constitute "labeling" and thus be subject to regulation by the Food and Drug Administration. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that "statements of nutritional support," also referred to as "structure/function claims," may be used in dietary supplement labeling without Food and Drug Administration pre-approval, provided certain requirements are met. These statements may describe how particular dietary ingredients affect the structure or function of the body, or the mechanism of action by which a dietary ingredient may affect body structure or function, but may not state a drug claim, i.e., a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a "statement of nutritional support" must possess substantiating evidence for the statement, disclose on the label that the Food and Drug Administration has not reviewed the statement and that the product is not intended for use for a disease and notify the Food and Drug Administration of the statement within 30 days after its initial use. It is possible that the statements presented in connection with product descriptions on Bentley's site may be determined by the Food and Drug Administration to be drug claims rather than acceptable statements of nutritional support. In addition, some of Bentley's suppliers may incorporate objectionable statements directly in their product names or on their products' labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, Vitamineralherb.com may have to remove objectionable statements or products from its site or modify these statements, or product names or labels, in order to comply with Food and Drug Administration regulations. Such changes could interfere with Bentley's marketing of products and could cause us to incur significant additional expenses.

In addition, the Dietary Supplement Health and Education Act allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores. The extent to which this provision may be used by online retailers is not yet clear, and Bentley cannot assure you that all pieces of "third party literature" that may be disseminated in connection with the products Bentley offers for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could render the involved product an unapproved drug or a "misbranded" product, potentially subjecting us to enforcement action by the Food and Drug Administration, and could require the removal of the noncompliant literature from Vitamineralherb.com's website or the modification of Bentley's selling methods, interfering with Bentley continued marketing of that product and causing us to incur significant additional expenses. Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administration's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of the Dietary Supplement Health and Education Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future. Two areas in particular that pose potential regulatory risk are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for "third party literature" as applied to Internet sales.

In addition to the regulatory scheme under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the Federal Trade Commission. The
Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and the Federal Trade Commission has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media. The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative, "Operation Cure-All," targeting allegedly bogus health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements.

Bentley cannot predict the nature of any future U.S. or Canadian laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, Bentley cannot assure you that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive. Further, Bentley cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to Bentley's business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

     REGULATION  OF  THE  INTERNET

In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in Bentley's sales.

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect Bentley's opportunity to derive financial benefit from such activities.

     EMPLOYEES

Bentley is a development stage company and currently has no employees. Bentley is currently managed by Michael Kirsh, its sole officer and director. Bentley looks to Mr. Kirsh for his entrepreneurial skills and talents. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. Bentley may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire stock in Bentley, which would dilute the ownership interest of holders of existing shares of its common stock.

     AVAILABLE  INFORMATION  AND  REPORTS  TO  SECURITIES  HOLDERS

Bentley is subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference room, and the website of Commission's Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. Bentley's filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Bentleycapitalcorp.com currently maintains limited office space, occupied by Michael Kirsh, for which it pays no rent. Its address is 5076 Angus, Vancouver, British Columbia V6M 3M5, Canada and its phone number is (604) 269-9881. Bentley does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the shareholders during the twelve month period ended December 31, 2000.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

No established public trading market exists for Bentley's securities. Bentley has no common equity subject to outstanding purchase options or warrants. Bentley has no securities convertible into its common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act or that Bentley has agreed to register under the Securities Act for sale by shareholders. There is no common equity that is being, or has been publicly proposed to be, publicly offered by Bentley.

As of March 29, 2001, there were 2,000,000 shares of common stock outstanding, held by 50 shareholders of record.

To date Bentley has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Bentley's future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On March 20, 2000, Bentley issued 1,500,000 shares of common stock to Michael Kirsh in compensation, along with a promissory note for $28,000, for the license of Vitamineralherb.com rights. The issuance of the shares was exempt from registration under Rule 506 of Regulation D, Regulation S and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to Mr. Kirsh's status as the founder and initial management of Bentley, and his status as an accredited investor and his foreign nationality, and the limited number of investors (1)


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis of Bentley's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

     PLAN  OF  OPERATION

During the period from March 14, 2000 through December 31, 2000, Bentley has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb and preparation for registration of its securities under the Securities Act of 1933, as amended. No revenues were received by Bentley during this period.

For the current fiscal year, Bentley anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1933, and expenses associated with setting up a company structure to begin implementing its business plan. Bentley anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

Bentley's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Bentley remains in the development stage and, since inception, has experienced no signigicant change in liquidity or capital resources or shareholders' equity. Consequently, Dynamic Venture's balance sheet as of December 31, 2000, reflects total assets of $9,838, in the form of a license and capitalized organizational costs. Organizational expenses of $8,000 were paid for by the majority shareholder and expensed to operations.

The original sole shareholder also paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured, non-interest bearing and has no specific terms of repayment.

Bentley's  business  plan  is  to  determine  the  feasibility  of  selling
Vitamineralherb.com products to targeted markets. In order to determine the feasibility of its business plan, Bentley plans, during the next six to twelve months, to conduct research into these various potential target markets. Should Bentley determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, Bentley believes that during its first operational quarter, it will need a capital infusion of approximately $55,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, Bentley will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. Bentley will have to obtain additional financing through an offering or capital contributions by current shareholders.

Bentley will need additional capital to carry out its business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Bentley or at all. Bentley has no commitments for capital expenditures.

In addition, Bentley may engaged in a combination with another business. Bentley has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

In its Independent Auditor's Report, Bentley's accountants state that Bentley's failure to generate revenues and conduct operations since its inception raise substantial doubt about Bentley's ability to continue as a going concern. Bentley will require substantial working capital, and currently has inadequate capital to fund its business. Bentley may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

                           Bentleycapitalcorp.com Inc.
                          (A Development Stage Company)


                                     Index

Independent Auditor's Report                                                 F-2

Balance Sheet                                                                F-3

Statement of Operations                                                      F-5

Statement of Cash Flows                                                      F-6

Statement of Stockholders' Equity                                            F-8

Notes to the Financial Statements                                            F-9

                          Independent Auditor's Report
                          ----------------------------


To  the  Board  of  Directors
Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)


We have audited the accompanying balance sheet of Bentleycapitalcorp.com Inc. (A Development Stage Company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the period from March 14, 2000 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Bentleycapitalcorp.com Inc. (A Development Stage Company), as of December 31, 2000, and the results of its operations and its cash flows for the period from March 14, 2000 (Date of Inception) to December 31, 2000, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Manning  Elliott


CHARTERED  ACCOUNTANTS

Vancouver,  Canada

March  6,  2001
Bentleycapitalcorp.com  Inc.

(A  Development  Stage  Company)
Balance  Sheet
(expressed  in  U.S.  dollars)


                                                                   December 31,
                                                                       2000

                                    Assets
Current Assets
  Cash                                                                    9,838
License (Notes 3 and 4 (a))                                                   -
                                                                   -------------
                                                                          9,838
                                                                   =============

                     Liabilities and Stockholders' Equity
Current Liabilities
  Accrued liabilities                                                       800
  Note payable (Note 4(d))                                               28,000
  Due to a related company (Note 4(c))                                    5,000
                                                                   -------------
                                                                         33,800
                                                                   -------------

Stockholders' Equity
Common Stock, 100,000,000 common shares authorized with a par value of $.0001; 20,000,000 preferred shares with a par value
  of $.0001; 2,000,000 common shares issued and outstanding                 200
Additional Paid in Capital                                               19,800
                                                                   -------------
                                                                         20,000
Preferred Stock, 20,000,000 preferred shares authorized with a
  par value of $.0001; none issued                                            -
Deficit Accumulated During the Development Stage                        (43,962)
                                                                   -------------
                                                                        (23,962)
                                                                   -------------


                                                                          9,838
                                                                   =============

Contingent Liability (Note 1)
Commitment (Note 3)

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Statement  of  Operations
(expressed  in  U.S.  dollars)


                                             From March 14, 2000
                                             (Date of Inception)
                                             to December 31, 2000
                                                      $

Revenue                                                         -
                                            ----------------------
Expenses
  Accounting and audit                                        800
  Amortization of license                                   6,187
  License written-off                                      18,563
  Organizational expenses and offering costs                8,000
  Transfer Agent                                              200
  Less: Interest income                                       (38)
                                            ----------------------
Net Loss                                                  (33,712)
                                            ======================

Net Loss Per Share                                           (.02)
                                            ======================

Weighted Average Shares Outstanding                     1,553,000
                                            ======================

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Statement  of  Cash  Flows
(expressed  in  U.S.  dollars)


                                                         From March 14, 2000
                                                         (Date of Inception)
                                                         to December 31, 2000
                                                                  $
Cash Flows to Operating Activities
  Net loss                                                            (33,712)
  Adjustments to reconcile net loss to cash
    Amortization of license                                             6,187
    License written-off                                                18,563
  Non-cash items
    Accrued liabilities                                                   800
    Note payable                                                        8,000
                                                        ----------------------
Net Cash Used by Operating Activities                                    (162)
                                                        ----------------------
Cash Flows from Financing Activities
  Common stock issued                                                   5,000
  Due from a related company                                            5,000
                                                        ----------------------
Net Cash from Financing Activities                                     10,000
                                                        ----------------------
Change in cash                                                          9,838
Cash - beginning of period                                                  -
                                                        ----------------------
Cash - end of period                                                    9,838
                                                        ======================
Non-Cash Financing Activities
  A total of 1,500,000 shares were issued to a director
  at a fair market value of $0.01 per share for the
  acquisition of a License (Note 3)                                    15,000
  Less dividend deemed paid (Note 4 (a))                              (10,250)


  A note payable was issued to a director
  for the acquisition of a License (Notes 3 and 4 (b))                 20,000
                                                        ----------------------
                                                                       24,750
                                                        ======================
Supplemental Disclosures
  Interest paid                                                             -
  Income tax paid                                                           -

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Equity
From  March  14,  2000  (Date of Inception) to December 31, 2000
(expressed  in  U.S.  dollars)


                                                                                        Deficit
                                                                                      Accumulated
                                                                   Additional         During the
                                                  Common Stock      Paid-in           Development
                                                 Shares    Amount   Capital    Total     Stage
                                                    #         $        $         $         $
Balance - March 14, 2000 (Date of Inception)            -        -         -        -         -
  Stock issued for a license at a fair market
    value of $0.01 per share                    1,500,000      150    14,850   15,000         -
  Stock issued for cash pursuant to an SB-2
    registration statement                        500,000       50     4,950    5,000         -
  Dividend deemed paid (Note 4(a))                      -        -         -        -   (10,250)
  Net loss for the period                               -        -         -        -   (33,712)
                                                ---------  -------  --------  -------  ---------
Balance - December 31, 2000                     2,000,000      200    19,800   20,000   (43,962)
                                                =========  =======  ========  =======  =========

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)


1.   Development  Stage  Company

     Bentleycapitalcorp.com Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on March 14, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the Province of British Columbia, Canada. The grantor of the license offers these products for sale from various suppliers on their Web Site.

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

     (b)  License

          The cost to acquire a license is capitalized as incurred. These costs will be amortized on a straight-line basis over the next twelve months, commencing April 1, 2000.

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

     (f)  Offering  Costs

          In accordance with SEC staff accounting Bulletin No. 5 offering costs may properly be deferred and charged against proceeds of the offering. The Company has elected to charge such offering costs to operations.

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

     See Note 4 for consideration paid to a related party for the assignment of this license.

     The License has been written-off to operations as at December 31, 2000 due to the lack of historical cash flow of Vitamineralherb.com. However it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.

4.   Related  Party  Transactions

     (a) The License referred to in Note 3 was assigned to the Company by the sole director and President of the Company for consideration of 1,500,000 shares having a fair market value of $15,000 and a note payable of $20,000. The Company has estimated the cost of the license to its President at $24,750. The estimate is based on an allocation of the President's cash outlay of $33,000 for common stock of Gentry Resources, Inc., by virtue of which the President obtained the license as well as his continued ownership of Gentry Resources, Inc. The fair market value of $35,000, based on comparable transactions at the time of acquisition, was allocated to note payable as to $20,000, par value as to $150 and additional paid in capital as to $14,850. The excess of fair market value over predecessor cost, being $10,250, is treated as a dividend which increased the deficit. The Grantor of the License is not related to the Company.

     (b) The President of the Company also paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured, non-interest bearing and has no specific terms of repayment.

     (c) The Company received $5,000 from Ucellit.com Inc., a company controlled by the sole director. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of Bentley:

NAME               AGE    POSITION
--------------     ---    --------
Michael  Kirsh     46     President,  Secretary,  Treasurer,  Director

In October, 2000, Mr. Kirsh was elected as the sole officer and director of Bentley, of which he is the majority stockholder. He will serve until the first annual meeting of Bentley's shareholders and his successors are elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

During the past five years, Mr. Kirsh has worked with a group of independent investors that acquires private companies and conducts reverse takeovers. In a reverse takeover, the shareholders of an acquired company generally end up owning all or most of the resulting combined company. Before forming his investment group, Mr. Kirsh had invested in both real estate and the stock market. From approximately 1986 to 1992 Mr. Kirsh developed two dental practices in Vancouver, British Columbia, Canada, which he sold in 1992 before forming his investment group. There are no plans, arrangements, or understandings pending for BentleyCapitalCorp.com to acquire any or to be acquired by any company. BentleyCapitalCorp.com has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

Michael Kirsh, Bentley's sole shareholder, is the majority shareholder of Ucellit.com, a company with a Vitamineralherb.com license for the territory of Ontario, Canada. Ucellit.com has registered its securities pursuant to a Form SB-2 registration statement. Mr. Kirsh is also the sole shareholder, officer and director of Gentry Resources Inc. and Growtex Inc., both of which are reporting companies under the Securities Exchange Act of 1934.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

No officer or director has received any remuneration from Bentley. Although there is no current plan in existence, it is possible that Bentley will adopt a plan to pay or accrue compensation to its officers and directors for services related to the implementation of Bentley's business plan. Bentley has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. Bentley has no employment contract or compensatory plan or arrangement with any executive officer of Bentley. The director currently does not receive any cash compensation from Bentley for his service as a member of the board of directors. There is no compensation committee, and no compensation policies have been adopted.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of March 30, 2001, Bentley's outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Bentley to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                                      PERCENTAGE
                                            SHARES    OF SHARES
NAME                                        OWNED       OWNED
----------------------------------------  ----------  ----------
Michael Kirsh,
5076 Angus drive
Vancouver, BC V6M 3M5 Canada               1,500,000         75%
----------------------------------------  ----------  ----------
ALL EXECUTIVE OFFICERS & DIRECTORS AS A
GROUP (1 Individual)                       1,500,000         75%
----------------------------------------  ----------  ----------

DESCRIPTION  OF  SECURITIES

The following description of Bentley's capital stock is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by Bentley's articles of incorporation and bylaws, and by the applicable provisions of Washington law.

The  authorized  capital  stock  of  Bentley  consists  of  120,000,000  shares:
100,000,000 shares of Common Stock having a par value of $0.0001 per share and 20,000,000 shares of Preferred Stock having a par value of $0.0001 per share. The articles of incorporation do not permit cumulative voting for the election of directors, and shareholders do not have any preemptive rights to purchase shares in any future issuance of Bentley's common stock.

The holders of shares of common stock of Bentley do not have cumulative voting rights in connection with the election of the Board of Directors, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of Bentley's directors.

The holders of shares of common stock are entitled to dividends, out of funds legally available therefor, when and as declared by the Board of Directors. The Board of Directors has never declared a dividend and does not anticipate declaring a dividend in the future. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. The holders of the shares of common stock have no preemptive or subscription rights. In the event of liquidation, dissolution or winding up of the affairs of Bentley, holders are entitled to receive, ratably, the net assets of Bentley available to shareholders after payment of all creditors.

All of the issued and outstanding shares of common stock are duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of Bentley's common stock are issued, the relative interests of existing shareholders may be diluted.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No director, executive officer or nominee for election as a director of Bentley, and no owner of five percent or more of Bentley's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BENTLEY  INC.

                                   By:  /s/  Michael  Kirsh
                                      --------------------
                                        Michael  Kirsh
                                        President

                                   Date: March  29,  2001
                                        -----------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:  /s/ Michael  Kirsh           Date: March  29,  2001
                   ---------------------------         -----------------
                     Michael Kirsh, President,
                     Director, Chief Financial
                     and Accounting Officer