Form 10KSB/A
period 2000-12-31
BENTLEY CAPITAL CORP COM INC
filed 2001-04-17
CIK 1110781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   ------------------------------------------
                                   FORM 10-KSB
                                 AMENDMENT NO. 1

                                   (Mark one)
[X]  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
1934
For  the  fiscal  year  ended  December  31,  2000
                               -------------------
OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered under Section 12(g) of the Act: Common Stock, $0.0001 par
                                                      --------------------------
                                                      value
                                                      -----
                                                         (Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes       No   X
          ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The following item is added to issuer's Form 10-KSB for the year end dated December 31, 2000.

ITEM  13.  LEGAL  PROCEEDINGS
-----------------------------

None.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BENTLEYCAPITALCORP.COM INC.

                                   By: /s/ Michael Kirsh
                                       -----------------
                                       Michael Kirsh
                                       President, Chief Financial and Accounting
                                       Officer,  Sole  Director

                                    Date: April 13, 2001
                                          --------------