Form 10QSB
period 2001-03-31
BENTLEY CAPITAL CORP COM INC
filed 2001-05-15
CIK 1110781

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31, 2001
                       --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to____________________

Commission  File  No.  000-31883
                       ---------

                           BentleyCapitalCorp.com Inc.
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)

Washington                                                            91-202700
----------                                                            ---------
(State or Other Jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No)

                                5076 Angus Drive
                        Vancouver, BC   V6M 3M5   Canada
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 269-9881
                           ---------------------------
                            Issuer's Telephone Number

                                       N/A
                           ---------------------------
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1)     Yes  X     No           (2)   Yes  X      No
                  ---       ---                 ---        ---

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                As of May 9, 2001

               2,000,000 shares of common stock, par value $.0001

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

    Transitional Small Business Issuer Format     Yes  X    No
                                                      ---      ---

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                           Bentleycapitalcorp.com Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)


                          Index to Financial Statements

Balance  Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-1

Statements  of  Operations. . . . . . . . . . . . . . . . . . . . . . .    F-2

Statements  of  Cash  Flows . . . . . . . . . . . . . . . . . . . . . .    F-3

Notes  to  the  Financial  Statements . . . . . . . . . . . . . . . . .    F-4

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)



                                                                                March 31,   December 31,
                                                                                  2001          2000
                                                                                    $             $
                                                                               (unaudited)   (audited)
Assets

Current Asset

Cash                                                                                8,222          9,838

License (Notes 3 and 4(a))                                                              -              -
---------------------------------------------------------------------------------------------------------

                                                                                    8,222          9,838
=========================================================================================================

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                                      326              -
Accrued liabilities                                                                   300            800
Note payable (Note 4(d))                                                           28,000         28,000
Due to a related party (Note 4(c))                                                  5,000          5,000
---------------------------------------------------------------------------------------------------------
                                                                                   33,626         33,800
---------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 common shares authorized with a par value of
0.0001; 20,000,000 preferred shares with a par value of $.0001; 2,000,000
common shares issued and outstanding                                                  200            200

Additional Paid in Capital                                                         19,800         19,800
---------------------------------------------------------------------------------------------------------
                                                                                   20,000         20,000
Preferred Stock, 20,000,000 preferred shares authorized with a par value of
0.0001; none issued                                                                    -              -

Deficit Accumulated During the Development Stage                                  (45,404)       (43,962)
---------------------------------------------------------------------------------------------------------
                                                                                  (25,404)       (23,962)
---------------------------------------------------------------------------------------------------------
                                                                                    8,222          9,838
=========================================================================================================

Contingent  Liability  (Note  1)
Commitment  (Note  3)

    (The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)


                                                                                        From
                                                                      Three
                                                         From        months   March 14, 2000
                                                                                    (Date of
                                               March 14, 2000         ended        Inception)
                                                    (Date of
                                                   Inception)      March 31,     to March 31,
                                                 to March 31,
                                                         2001          2001             2000
                                                            $             $                $
                                                   (unaudited)   (unaudited)      (unaudited)
Revenue                                                     -             -                 -
----------------------------------------------------------------------------------------------

Expenses

Accounting and audit                                    1,100           300                 -
Amortization of license                                 6,187             -                 -
License written-off                                    18,563             -                 -
Organizational expenses and offering costs              8,000             -             8,000
Transfer agent and regulatory fees                      1,381         1,181                 -
Less: Interest income                                     (77)          (39)                -
----------------------------------------------------------------------------------------------
Net Loss for the Period                               (35,154)        1,442             8,000
==============================================================================================

Net Loss Per Share                                                    (.001)            (.005)
==============================================================================================

Weighted Average Shares Outstanding                               2,000,000         1,500,000
==============================================================================================

    (The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)


                                                                                           From
                                                                         Three
                                                                        months   March 14, 2000
                                                                                       (Date of
                                                                         ended        Inception)
                                                                      March 31,     to March 31,
                                                                          2001             2000
                                                                             $                 $
                                                                    (unaudited)       (unaudited)
Cash Flows to Operating Activities

Net loss for the period                                                 (1,442)          (8,000)

Less non-cash working capital item

Accounts payable and accrued liabilities                                  (174)               -
Note payable                                                                 -            8,000
------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                   (1,616)               -
------------------------------------------------------------------------------------------------
Decrease in cash                                                        (1,616)               -

Cash - beginning of period                                               9,838                -
------------------------------------------------------------------------------------------------
Cash - end of period                                                     8,222                -
================================================================================================

Non-Cash Financing Activities

A total of 1,500,000 shares were issued to a director at a fair market value of $0.01 per share for the acquisition of a
License (Note 3)                                                             -           15,000

Less dividend deemed paid (Note 4(a)                                         -          (10,250)

A note payable was issued to a director for the acquisition of
a License (Notes 3 and 4(b))                                                 -           20,000
------------------------------------------------------------------------------------------------
                                                                             -           24,750
================================================================================================

Supplemental Disclosures

Interest paid                                                                -                -
Income tax paid                                                              -                -

    (The accompanying notes are an integral part of the financial statements)

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

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective November 2, 2000. The Company completed its offering and issued 500,000 common shares at $.01 per share for cash proceeds of $5,000.

2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  End

          The  Company's  fiscal  year  end  is  December  31.

     (b)  License

          Costs to acquire licenses are capitalized as incurred. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

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

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (f)  Offering  Costs

          In accordance with SEC staff accounting Bulletin No. 5 offering costs may properly be deferred and charged against proceeds of the offering. The Company has elected to charge such offering costs to operations.


     (g)  Interim  Financial  Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of British Columbia, Canada, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on March 20, 2000 for a term of three years with renewal rights. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits. The License was written-off to operations. However it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.

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

     (c) The Company received $5,000 from Ucellit.com Inc., a company controlled by the sole director. During the period the director loaned $5,000 to the Company to repay the loan from Ucellit.com. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

Item  2.     Management  Discussion  and  Analysis  or  Plan  of  Operation

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB. This Form 10-QSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-QSB.

Results  of  Operations
-----------------------

During the period from March 14, 2000 (date of inception) through March 31, 2001, the Company has engaged in no significant operations other than raising $5,000 and issuing 500,000 common shares pursuant to an SB-2 Registration Statement, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with an SB-2 Registration Statement, and expenses associated with setting up a company structure to begin implementing its business plan. The Company's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

Liquidity
---------

The Company has historically satisfied its capital needs by borrowing from related parties in the short-term, and by issuing equity securities.

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. With our beginning cash position of $9,800. The Company was able to fund its operating cash shortfall of $1,600. This resulted in a decrease in the cash position by $1,600 to a cash position of $8,200. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

The  working  capital  deficit,  as  at  March  31,  2001  was  $25,404.

The Company has not achieved profitable operations since inception and has suffered mounting losses of $45,404 to March 31, 2001.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, the Company's balance sheet as of March 31, 2001, reflects total assets of $8,222, in the form of cash.

The original sole shareholder paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured non-interest bearing and has no specific terms of repayment.

The Company's business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets in British Columbia, Canada. In order to determine the feasibility of its business plan, the Company plans, during the next twelve months, to conduct research into these various potential target markets. Should the Company determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, the Company believes that during its first operational quarter, it will need a capital infusion of approximately $55,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, the Company will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. The Company will have to obtain additional financing through an offering or capital contributions by current shareholders.

The Company will need additional capital to carry out its business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has no commitments for capital expenditures.

In addition, the Company may engage in a combination with another business. The Company has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BentleyCapitalCorp.com Inc.

Date:  May 14, 2001                    By: /s/  Michael  Kirsh
       ------------                    ------------------------------
                                       Michael  Kirsh,  President,
                                       Secretary, Chief Financial and
                                       Accounting Officer, Director