Form 10QSB
period 2001-06-30
BENTLEY CAPITAL CORP COM INC
filed 2002-04-12
CIK 1110781

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  June  30,  2001
                          ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission  File  No.  000-31883

                           Bentleycapitalcorp.com Inc.
                  -------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Washington                                                      91-2022700
----------                                                      ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No)

                                5076 Angus Drive
                        Vancouver, BC   V6M 3M5   Canada
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 269-9881
                          ------------------------------
                            Issuer's Telephone Number

                                       N/A
                          ------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                               As of April 5, 2002

               2,250,000 shares of common stock, par value $.0001

Transitional Small Business Issuer Format          Yes         No     X
                                                       ---           ---

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.

Bentleycapitalcorp.com Inc.
(A Development Stage Company)
Balance  Sheets
(expressed in U.S. dollars)


                                                                   June 30,     December 31,
                                                                     2001           2000
                                                                      $              $
                                                                 (unaudited)     (audited)
Assets

Current Asset

  Cash                                                                 7,920           9,838

License (Notes 3 and 4(a))                                                 -               -
---------------------------------------------------------------------------------------------

Total Assets                                                           7,920           9,838
=============================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                       125               -
  Accrued liabilities                                                  5,600             800
  Note payable (Note 4(b))                                            28,000          28,000
  Due to a related party (Note 4(c))                                   5,000           5,000
---------------------------------------------------------------------------------------------

Total Liabilities                                                     38,725          33,800
---------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a
par value of $0.0001; 20,000,000 preferred shares with a par value of $.0001; 2,000,000 common shares issued and
outstanding                                                              200             200

Additional Paid in Capital                                            19,800          19,800
---------------------------------------------------------------------------------------------

                                                                      20,000          20,000
Preferred Stock, 20,000,000 preferred shares authorized with a
par value of $0.0001; none issued                                          -               -

Deficit Accumulated During the Development Stage                     (50,805)        (43,962)
---------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                          (30,805)        (23,962)
---------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                            7,920           9,838
=============================================================================================

Contingent Liability (Note 1)

Commitment (Note 3)

    (The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)


                                                                                                        From
                                              From              Three Months      Six Months       March 14, 2000
                                         March 14, 2000            Ended             Ended      (Date of Inception)
                                      (Date of Inception)         June 30           June 30,         to June 30,
                                       to June 30, 2001      2001         2000        2001              2000
                                              $                $           $            $                $
Revenue                                               -                         -           -                     -
--------------------------------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                            1,525          425            -         725                     -
  Amortization of license                         6,187            -        6,187           -                 6,187
  Legal                                           5,000        5,000            -       5,000                     -
  License written-off                            18,563            -            -           -                     -
  Organizational expenses and offering
  costs                                           8,000            -            -           -                 8,000
  Transfer agent and regulatory fees              1,381            -            -       1,181                     -
  Less: Interest income                            (101)         (24)           -         (63)                    -
--------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                         (40,555)      (5,401)       6,187      (6,843)              (14,187)
====================================================================================================================

Net Loss Per Share                                              (.01)           -        (.01)                 (.01)
====================================================================================================================

Weighted Average Shares Outstanding                        2,000,000    1,500,000   2,000,000             1,500,000
====================================================================================================================


(Diluted  loss  per share has not been presented as the result is anti-dilutive)

    (The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)


                                                                                        From
                                                                   Six months      March 14, 2000
                                                                     ended      (Date of Inception)
                                                                    June 30,        to June 30,
                                                                      2001              2000
                                                                       $                 $
Cash Flows to Operating Activities

  Net loss for the period                                              (6,843)              (14,187)

  Adjustment to reconcile net loss to cash

    Amortization of license                                                 -                 6,187

  Less non-cash working capital items

    Accounts payable and accrued liabilities                            4,925                     -
    Note payable                                                            -                 8,000
----------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                  (1,918)                    -
----------------------------------------------------------------------------------------------------
Decrease in cash                                                       (1,918)                    -

Cash - beginning of period                                              9,838                     -
----------------------------------------------------------------------------------------------------
Cash - end of period                                                    7,920                     -
====================================================================================================

Non-Cash Financing Activities

  A total of 1,500,000 shares were issued to a director at a fair market value of $0.01 per share for the acquisition of a
  License (Note 3)                                                          -                15,000

  Less dividend deemed paid (Note 4(a)                                      -               (10,250)

  A note payable was issued to a director for the acquisition
  of a License (Notes 3 and 4(b))                                           -                20,000
----------------------------------------------------------------------------------------------------
                                                                            -                24,750
====================================================================================================

Supplemental Disclosures

  Interest paid                                                             -                     -
  Income tax paid                                                           -                     -

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

     Subsequent  Event
     -----------------

     The Company also raised $10,000 pursuant to a private placement of 250,000 shares at $0.04 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.


2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  End

          The Company's fiscal year end is December 31.

     (b)  Long  Lived  Assets

          The carrying value of long lived assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

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


3.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of British Columbia, Canada, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on March 20, 2000 for a term of three years with renewal rights. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date (paid March 20, 2001). The Grantor of the license retains 50% of the profits. The
     License was written-off to operations. However it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.

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

Results  of  Operations
-----------------------

During the period from March 14, 2000 (date of inception) through June 30, 2001, the Company has engaged in no significant operations other than raising $5,000 and issuing 500,000 common shares pursuant to an SB-2 Registration Statement, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

     Subsequent  Event
     -----------------

     The Company also raised $10,000 pursuant to a private placement of 250,000 shares at $0.04 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.


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

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. With our beginning cash position of $9,800. The Company was able to fund its operating cash shortfall of $1,900. This resulted in a decrease in the cash position by $1,900 to a cash position of $7,900 at June 30, 2001. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

The  working  capital  deficit,  as  at  June  30,  2001  was  $30,805.

The Company has not achieved profitable operations since inception and has suffered mounting losses of $50,805 to June 30, 2001.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, the Company's balance sheet as of June 30, 2001, reflects total assets of $7,920, in the form of cash.

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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

          None.

Item  2.  Changes  in  Securities.

     Subsequent  Event
     -----------------

     The Company also raised $10,000 pursuant to a private placement of 250,000 shares at $0.04 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.


Item  3.  Defaults  Upon  Senior  Securities.

          None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

          None.

Item  5.  Other  Information.

          None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

          (a)  Exhibits

                    None.

          (b)  Reports on Form 8-K

                    None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMPANY  NAME

Date:   April 10, 2002                   By:   /s/  Dr. Michael Kirsh
                                               --------------------------------
                                               Dr. Michael Kirsh, Director,
                                               President  and
                                               Chief Accounting Officer