Form 10QSB
period 2001-09-30
BENTLEY CAPITAL CORP COM INC
filed 2002-04-12
CIK 1110781

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  September 30, 2001
                          ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                  to
                                   ----------------    ---------------------

Commission  File  No.  000-31883

                           Bentleycapitalcorp.com Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Washington                                                           91-2022700
----------                                                          -----------
(State or Other Jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                                Identification No)

                                5076 Angus Drive
                          Vancouver, BC V6M 3M5 Canada
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 269-9881
                        ----------------------------------
                            Issuer's Telephone Number

                                       N/A
                        ----------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                               As of April 5, 2002

               2,250,000 shares of common stock, par value $.0001

Transitional Small Business Issuer Format      Yes       No   X
                                                   ---       ---

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


Bentleycapitalcorp.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                                       September 30,    December 31,
                                                                           2001             2000
                                                                             $               $
                                                                        (unaudited)      (audited)
Assets

Current Assets

  Cash                                                                        11,668           9,838
  Prepaid expenses                                                               750               -
-----------------------------------------------------------------------------------------------------
                                                                              12,418           9,838

License (Notes 3 and 4(a))                                                         -               -
-----------------------------------------------------------------------------------------------------
Total Assets                                                                  12,418           9,838
=====================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                               125               -
  Accrued liabilities                                                          2,000             800
  Note payable (Note 4(b))                                                    28,000          28,000
  Due to a related party (Note 4(c))                                           5,000           5,000
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                             35,125          33,800
-----------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a par value of $0.0001; 20,000,000 preferred shares with a par value of
$.0001; 2,250,000 and 2,000,000 common shares issued and
outstanding respectively                                                         225             200

Additional Paid in Capital                                                    29,775          19,800
-----------------------------------------------------------------------------------------------------
                                                                              30,000          20,000
Preferred Stock, 20,000,000 preferred shares authorized with a par
value of $0.0001; none issued                                                      -               -

Deficit Accumulated During the Development Stage                             (52,707)        (43,962)
-----------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                  (22,707)        (23,962)
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                   12,418           9,838
=====================================================================================================

Contingent Liability (Note 1)

Commitment (Note 3)


    (The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)


                                              From                                                             From
                                         March 14, 2000           Three Months        Nine Months        March 14, 2000
                                      (Date of Inception)            Ended              Ended        (Date of Inception)
                                        to September 30,          September 30,      September 30,      to September 30,
                                              2001             2001         2000           2001                2000
                                               $                 $            $              $                  $
Revenue                                                 -                         -                -                     -
---------------------------------------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                              2,925        1,400            -            2,125                     -
  Amortization of license                           6,187            -            -                -                 6,187
  Bank charges                                         22           22            -               22                     -
  Legal                                             5,000            -            -            5,000                     -
  License fee                                         500          500            -              500                     -
  License written-off                              18,563            -       18,563                -                18,563
  Organizational expenses and offering
  costs                                             8,000            -            -                -                 8,000
  Transfer agent and regulatory fees                1,381            -            -            1,181                     -
  Less: Interest income                              (121)         (20)           -              (83)                    -
---------------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                           (42,457)      (1,902)      18,563           (8,745)              (32,750)
===========================================================================================================================

Net Loss Per Share                                                   -         (.01)            (.01)                 (.02)
===========================================================================================================================

Weighted Average Shares Outstanding                          2,083,000    1,500,000        2,028,000             1,500,000
===========================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    (The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)

                                                                                         From
                                                                  Nine months       March 14, 2000
                                                                     ended       (Date of Inception)
                                                                 September 30,     to September 30,
                                                                     2001                2000
                                                                       $                  $
Cash Flows to Operating Activities

  Net loss for the period                                               (8,745)              (32,750)

  Adjustments to reconcile net loss to cash

    Amortization of license                                                  -                 6,187
    License written-off                                                      -                18,563

  Less non-cash working capital items

    Accounts payable and accrued liabilities                             1,325                     -
    Note payable                                                             -                 8,000
    Prepaid expenses                                                      (750)                    -
-----------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                   (8,170)                    -
-----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Issuance of common stock                                              10,000                     -
-----------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                               10,000                     -
-----------------------------------------------------------------------------------------------------
Increase in cash                                                         1,830                     -

Cash - beginning of period                                               9,838                     -
-----------------------------------------------------------------------------------------------------
Cash - end of period                                                    11,668                     -
=====================================================================================================

Non-Cash Financing Activities

  A total of 1,500,000 shares were issued to a director at a fair market value of $0.01 per share for the acquisition of a
  License (Note 3)                                                           -                15,000

  Less dividend deemed paid (Note 4(a)                                       -               (10,250)

  A note payable was issued to a director for the acquisition
  of a License (Notes 3 and 4(b))                                            -                20,000
-----------------------------------------------------------------------------------------------------
                                                                             -                24,750
=====================================================================================================

Supplemental Disclosures

  Interest paid                                                              -                     -
  Income tax paid                                                            -                     -

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

Results  of  Operations
-----------------------

During the period from March 14, 2000 (date of inception) through September 30, 2001, the Company has engaged in no significant operations other than raising $15,000 and issuing 750,000 common shares pursuant to an SB-2 Registration Statement and a private placement, organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

     Subsequent Event
     ----------------

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

The Company used these sources to provide a portion of operating cash requirements to make up for a cash shortfall from operating activities. With our beginning cash position of $9,800 and $10,000 raised pursuant to a private placement, the Company was able to fund its operating cash shortfall of $8,200. This resulted in a increase in the cash position by $1,800 to a cash position of $11,600. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

The  working  capital  deficit,  as  at  September  30,  2001  was  $22,707.

The Company has not achieved profitable operations since inception and has suffered mounting losses of $52,707 to September 30, 2001.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, the Company's balance sheet as of September 30, 2001, reflects total assets of $12,418, in the form of cash and prepaid expenses.

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

                                       COMPANY  NAME

Date:  April 10, 2002                  By:  /s/  Dr.  Michael  Kirsh
       --------------                       ------------------------------------
                                            Dr. Michael Kirsh, Director,
                                            President and
                                            Chief Accounting Officer