Form 10KSB
period 2001-12-31
BENTLEY CAPITAL CORP COM INC
filed 2002-04-15
CIK 1110781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   ------------------------------------------
                                   FORM 10-KSB

                                   (Mark one)
|X|  Annual report under section 13 or 15(d) of the Securities Exchange Act of
     1934
For the fiscal year ended  December 31, 2001
                           -----------------
OR
| | Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For  the  transition  Period  from              to           .
                                   ------------    ----------

Commission file number:         000-31883
                         --------------------

                          BENTLEYCAPITALCORP.COM INC.
                          ---------------------------
                 (Name of small business issuer in its charter)


          Washington                                    91-2022700
          ----------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

                  None                                           None
 ----------------------------------------              -------------------------

Securities registered under Section 12(g) of the Act:  Common Stock, $0.0001 par
                                                       -------------------------
                                                       value
                                                       -------------------------
                                                          (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes         No   X
         -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Registrant's  revenues  for  its  most  recent  fiscal  year:  $Nil
                                                               ----

The aggregate market value of the common stock held by non-affiliates of the registrant on April 10, 2002, computed at the price at which the stock was originally sold, was $15,000. There is no market for the common stock.

On April 10, 2002, the registrant had 2,250,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT:  Yes  | |   No  |X|

                          BENTLEYCAPITALCORP.COM INC.

INDEX  TO
ANNUAL  REPORT  ON  FORM  10-KSB
FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2001


PART I                                                                                    PAGE
Item 1  Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . .          4
Item 2  Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . .         13
Item 4  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .         14

PART II
Item 5  Market for Common Equity and Related Stockholder Matters. . . . . . . . . . .         14
Item 6  Management's Discussion & Analysis. . . . . . . . . . . . . . . . . . . . . .         14
Item 7  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17 and F-1
Item 8  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . .         17

PART III
Item 9  Directors, Executive Officers, Promoters and Control Persons; Compliance With
        Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . .         17
Item 10 Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . .         18
Item 11 Security Ownership of Certain Beneficial Owners and Management. . . . . . . .         19
Item 12 Certain Relationships and Related Transactions. . . . . . . . . . . . . . . .         19
Item 13. Exhibits and Reports on Form 8-K Transactions. . . . . . . . . . . . . . . .         19

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

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

The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. In the accompanying audited financial statements at footnote 1, our independent auditors have express substantial doubt regarding the Company's ability to continue as a going concern.


     ACQUISITION OF THE LICENSE

On March 20, 2000, Bentley's majority shareholder, Dr. Michael Kirsh, in return for 1,500,000 shares of Bentley's common stock and a promissory note for $28,000, transferred to Bentley his rights under that certain License Agreement with Vitamineralherb.com. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in British Columbia, Canada via the Internet. Dr. Kirsh acquired the license under the terms of a settlement agreement by and between Dr. Kirsh, Gentry Resources, Inc., a company in which he is the sole shareholder, officer and director, and Mortenson & Associates, an affiliate of Vitamineralherb.com. Mortenson & Associates had granted Gentry Resources a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and waste water in septic tanks and waste water treatment facilities. Mortenson & Associates acquired its right to sublicense Biocatalyst to Gentry Resources from NW Technologies Inc. As a result of a legal dispute between Mortenson & Associates' principal and NW Technologies, Mortenson & Associates was unable to fulfill its obligations to Gentry Resources under the license. Under the terms of the settlement agreement, Vitamineralherb.com, an affiliate of Mortenson & Associates, granted to Dr. Kirsh the license to distribute Vitamineralherb.com products in part for his agreement not to pursue his individual claims against Mortenson & Associates.

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

     EMPLOYEES

Bentley is a development stage company and currently has no employees. Bentley is currently managed by Dr. Kirsh, its sole officer and director. Bentley looks to Dr. Kirsh for his entrepreneurial skills and talents. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. Bentley may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire stock in Bentley, which would dilute the ownership interest of holders of existing shares of its common stock.

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


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Bentleycapitalcorp.com currently maintains limited office space, occupied by Dr. Kirsh, for which it pays no rent. Its address is 5076 Angus, Vancouver, British Columbia V6M 3M5, Canada and its phone number is (604) 269-9881. Bentley does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

None.



ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the shareholders during the twelve month period ended December 31, 2001.



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

As of April 4, 2002, there were 2,250,000 shares of common stock outstanding held by 57 shareholders of record.

To date Bentley has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Bentley's future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

The Company raised $10,000 pursuant to a private placement of 250,000 shares at $0.04 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.  PLAN OF OPERATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
--------------------------------------------------------------------------------
CONDITION  AND  RESULTS  OF  OPERATIONS
---------------------------------------

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-KSB. This Form 10-KSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-KSB.


The following discussion and analysis of Bentley's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

     PLAN OF OPERATION

During the period from March 14, 2000 through December 31, 2001, Bentley has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of its securities under the Securities Act of 1933, as amended, and capital raising. No revenues were received by Bentley during this period.

For the current fiscal year, Bentley anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. Bentley anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

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


RESULTS  OF  OPERATIONS

During the period from March 14, 2000 (date of inception) through December 31, 2001, the Company has engaged in no significant operations other than raising $15,000 for the issuance of 750,000 common shares, and organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. The Company's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

We had a net loss of $10,075 for the year ended December 31, 2001 compared to a net loss of $33,712 for the period March 14, 2000 through December 31, 2000. This reduction in net loss is largely a result of the non-recurrence of the licensing fee write-off of $18,563 that we accounted for in fiscal 2000, and a non-recurrence of the costs of $8,000 for the registration on Form SB-2 that we accounted in fiscal 2000.

LIQUIDITY

The Company has historically satisfied its capital needs by borrowing from related parties in the short-term, and by selling common stock. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

The working capital deficit at December 31, 2001 was $24,037. The Company has not achieved profitable operations since inception and has suffered mounting losses of $43,787 from inception (March 14, 2000) through December 31, 2001.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. The Company's balance sheet as of December 31, 2001 reflects total assets of $11,432 in the form of cash.

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

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

The information required by this item is set forth beginning on page F-1 immediately following the signatures on this Form 10-KSB.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
----------------------------------------------------------------
ACCOUNTING  AND  FINANCIAL  DISCLOSURE
--------------------------------------

None.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of Bentley:

NAME                   AGE     POSITION
-------------------    ---     --------------------------------------------
Dr.  Michael  Kirsh     48     President,  Secretary,  Treasurer,  Director
-------------------    ---     --------------------------------------------

In October, 2000, Dr. Kirsh was elected as the sole officer and director of Bentley, of which he is the majority stockholder. He will serve until the first annual meeting of Bentley's shareholders and his successors are elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Since 1996, Dr. Kirsh has worked with a group of independent investors that acquire private companies and conduct reverse takeovers. In a reverse takeover, the shareholders of an acquired company generally end up owning all or most of the resulting combined company. Before forming his investment group, Dr. Kirsh had invested in both real estate and the stock market. From approximately 1986 to 1992, Dr. Kirsh developed two dental practices in Vancouver, British Columbia, Canada, which he sold in 1992 before forming his investment group. There are no plans, arrangements, or understandings pending for BentleyCapitalCorp.com to acquire any or to be acquired by any company. BentleyCapitalCorp.com has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination. Dr. Kirsh is the majority shareholder of Ucellit.com Inc., a company with a Vitamineralherb.com license for the territory of Ontario, Canada. Ucellit.com Inc. has registered its securities pursuant to a Form SB-2 registration statement. Dr. Kirsh is also the sole shareholder, officer and director of Gentry Resources Inc. and Growtex Inc., both of which are reporting companies under the Securities Exchange Act of 1934.

Dr. Kirsh has not filed Forms 3, 4, or 5.

During the past five years, Dr. Kirsh has not been involved in any legal proceedings of the following types: personal bankruptcy, business bankruptcy, subject to or convicted in a criminal proceeding (excluding minor traffic violations and other minor criminal offenses), subject to any order, judgment or decree of a court limiting his involvement in any type of business, securities or banking activities, subject to a finding by a court, the Securities and Exchange Commission, or the Commodity Futures Trading Commission that he violated a federal or state securities or commodities law.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

The following table sets forth, as of March 30, 2002, Bentley's outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Bentley to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                                                     PERCENTAGE OF
NAME                                        SHARES    SHARES OWNED
                                            OWNED
----------------------------------------  ---------  --------------
Dr. Michael Kirsh                         1,500,000             67%
5076 Angus drive
Vancouver, BC V6M 3M5 Canada
----------------------------------------  ---------  --------------
ALL EXECUTIVE OFFICERS & DIRECTORS AS A   1,500,000             67%
GROUP (1 Individual)
----------------------------------------  ---------  --------------


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------


     (a) The License was assigned to the Company by the sole director and President of the Company for consideration of 1,500,000 shares having a fair market value of $15,000 and a note payable of $20,000. The Company has estimated the cost of the license to its President at $24,750. The estimate is based on an allocation of the President's cash outlay of $33,000 for common stock of Gentry Resources, Inc., by virtue of which the President obtained the license as well as his continued ownership of Gentry Resources, Inc. The fair market value of $35,000, based on comparable transactions at the time of acquisition, was allocated to note payable as to $20,000, par value as to $150 and additional paid in capital as to $14,850. The excess of fair market value over predecessor cost, being $10,250, is treated as a dividend which increased the deficit. The Grantor of the License is not related to the Company.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

                              None.




                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BENTLEY INC.

                         By:  /s/ Dr. Michael Kirsh
                            -----------------------
                            Dr. Michael Kirsh
                            Director, President
                            And Chief Accounting Officer

                         Date:  April 10, 2002
                              ----------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         By:  /s/ Dr. Michael Kirsh         Date: April 10, 2002
                              Dr. Michael Kirsh, Director,
                              President
                              And Chief Accounting Officer

Bentleycapitalcorp.com Inc.
(A Development Stage Company)


                                                               Index

Independent Auditor's Report . . . . . . . . . . . . . . . . .  F-2

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Statements of Operations . . . . . . . . . . . . . . . . . . .  F-4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  F-5

Statements of Stockholders' Equity . . . . . . . . . . . . . .  F-6

Notes to the Financial Statements. . . . . . . . . . . . . . .  F-7

                                [GRAPHIC OMITTED]

MANNING ELLIOT                        |   11th floor, 1050 West Pender,
                                      |   Vancouver, BC, Canada V6E 357

CHARTERED ACCOUNTANTS                 |   Phone: 604.714.3600 Fax: 604.714.3669
                                      |   Web: manningelliott.com



                          Independent Auditor's Report
                          ----------------------------


To the Board of Directors and Stockholders of Bentleycapitalcorp.com Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Bentleycapitalcorp.com Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' deficit and cash flows accumulated for the period from March 14, 2000 (Date of Inception) to December 31, 2001 and the year ended December 31, 2001 and from March 14, 2000 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Bentleycapitalcorp.com Inc. (A Development Stage Company), as of December 31, 2001 and 2000, and the results of its operations and its cash flows accumulated for the period from March 14, 2000 (Date of Inception) to December 31, 2001 and the year ended December 31, 2001 and from March 14, 2000 (Date of Inception) to December 31, 2000, in conformity with U.S. generally accepted accounting principles.

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


/s/  Manning  Elliott


CHARTERED ACCOUNTANTS

Vancouver, Canada

March 29, 2002

Bentleycapitalcorp.com  Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                       December 31,    December 31,
                                                                           2001            2000
                                                                            $               $
Assets

Current Assets

  Cash                                                                       11,432           9,838

License (Notes 3 and 4(a))                                                        -               -
----------------------------------------------------------------------------------------------------
Total Assets                                                                 11,432           9,838
====================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                              469               -
  Accrued liabilities                                                         2,000             800
  Note payable (Note 4(b))                                                   28,000          28,000
  Due to a related party (Note 4(c))                                          5,000           5,000
----------------------------------------------------------------------------------------------------
Total Liabilities                                                            35,469          33,800
----------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a par value of $0.0001; 20,000,000 preferred shares with a par value of
$.0001; 2,250,000 and 2,000,000 common shares issued and
outstanding respectively                                                        225             200

Additional Paid in Capital                                                   29,775          19,800
----------------------------------------------------------------------------------------------------
                                                                             30,000          20,000
Preferred Stock, 20,000,000 preferred shares authorized with a par
value of $0.0001; none issued                                                     -               -

Deficit Accumulated During the Development Stage                            (54,037)        (43,962)
----------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                 (24,037)        (23,962)
----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                  11,432           9,838
====================================================================================================

Contingent Liability (Note 1)

Commitment (Note 3)

    (The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                                From                                  From
                                           March 14, 2000          Year          March 14, 2000
                                        (Date of Inception)       Ended       (Date of Inception)
                                          to December 31,      December 31,     to December 31,
                                                2001               2001               2000
                                                 $                  $                  $
Revenue                                                   -               -                     -
--------------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                                3,925           3,125                   800
  Amortization of license                             6,187               -                 6,187
  Bank charges                                           42              42                     -
  Legal                                               5,000           5,000                     -
  License fee                                           500             500                     -
  License written-off                                18,563               -                18,563
  Organizational expenses and offering
  costs                                               8,000               -                 8,000
  Transfer agent and regulatory fees                  1,714           1,514                   200
  Less: Interest income                                (144)           (106)                  (38)
--------------------------------------------------------------------------------------------------
Net Loss for the Period                             (43,787)        (10,075)              (33,712)
==================================================================================================

Net Loss Per Share                                                     (.01)                 (.02)
==================================================================================================

Weighted Average Shares Outstanding                               2,083,000             1,553,000
==================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    (The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                                   From                                  From
                                                              March 14, 2000          Year          March 14, 2000
                                                           (Date of Inception)       Ended       (Date of Inception)
                                                             to December 31,      December 31,     to December 31,
                                                                   2001               2001               2000
                                                                    $                  $                  $
Cash Flows to Operating Activities

  Net loss for the period                                              (43,787)        (10,075)              (33,712)

  Adjustments to reconcile net loss to cash

    Amortization of license                                              6,187               -                 6,187
    License written-off                                                 18,563               -                18,563

  Less non-cash working capital items

    Accounts payable and accrued liabilities                             2,469           1,669                   800
    Note payable                                                         8,000               -                 8,000
---------------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                   (8,568)         (8,406)                 (162)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Issuance of common stock                                              15,000          10,000                 5,000
  Loan from a related party                                              5,000               -                 5,000
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                               20,000          10,000                10,000
---------------------------------------------------------------------------------------------------------------------
Increase in cash                                                        11,432           1,594                 9,838

Cash - beginning of period                                                   -           9,838                     -
---------------------------------------------------------------------------------------------------------------------
Cash - end of period                                                    11,432          11,432                 9,838
=====================================================================================================================

Non-Cash Financing Activities

  A total of 1,500,000 shares were issued to a
  director at a fair market value of $0.01 per share for
  the acquisition of a License (Note 3)                                 15,000               -                15,000

  Less dividend deemed paid (Note 4(a)                                 (10,250)              -               (10,250)

  A note payable was issued to a director for the
  acquisition of a License (Notes 3 and 4(b))                           20,000               -                20,000
---------------------------------------------------------------------------------------------------------------------
                                                                        24,750               -                24,750
=====================================================================================================================
Supplemental Disclosures

  Interest paid                                                              -               -                     -
  Income tax paid                                                            -               -                     -

    (The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
From March 14, 2000 (Date of Inception) to December 31, 2001
(expressed in U.S. dollars)


                                                                                             Deficit
                                                                                           Accumulated
                                                                    Additional             During the
                                                                      Paid-in              Development
                                                 Shares    Amount     Capital     Total       Stage
                                                    #         $          $          $           $
Balance - March 14, 2000 (Date of Inception)            -        -            -        -            -

  Stock issued for a license at a fair market
  value of $0.01 per share                      1,500,000      150       14,850   15,000            -

  Stock issued for cash pursuant to an SB-2
  registration statement                          500,000       50        4,950    5,000            -

  Dividend deemed paid (Note 4(a))                      -        -            -        -      (10,250)

Net loss for the period                                 -        -            -        -      (33,712)
------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                     2,000,000      200       19,800   20,000      (43,962)

  Stock issued for cash pursuant to a private
  placement                                       250,000       25        9,975   10,000            -

Net loss for the year                                   -        -            -        -      (10,075)
------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                     2,250,000      225       29,775   30,000      (54,037)
======================================================================================================

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

     The Company also raised $10,000 pursuant to a private placement of $250,000 shares at $0.04 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144.


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