Form 10QSB
period 2002-03-31
BENTLEY CAPITAL CORP COM INC
filed 2002-05-21
CIK 1110781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
  [X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  SECURITIES
                             EXCHANGE  ACT  OF  1934

                    FOR  THE  QUARTER  ENDED  MARCH 31, 2002

  [ ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  SECURITIES
                             EXCHANGE  ACT  OF  1934

             FOR  THE  TRANSITION  PERIOD  FROM                  TO

                        COMMISSION  FILE  NO.  000-31883

                           BENTLEYCAPITALCORP.COM INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           WASHINGTON                                     91-2022700
 (STATE OR OTHER JURISDICTION OF                       (I.R.S.  EMPLOYER
  INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO)

                                5076 ANGUS DRIVE
                          VANCOUVER, BC V6M 3M5 CANADA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (604) 269-9881
                            ISSUER'S TELEPHONE NUMBER

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE COMPANY WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  |X|                            NO  | |

As of May 17, 2002, there were outstanding 2,250,000 shares of common stock, par value $.0001

Transitional  Small  Business  Issuer  Format      Yes  | |       No   |X|

PART  I  -  FINANCIAL  INFORMATION

Item  1.   Financial  Statements.

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                                                        March 31,     December 31,
                                                                                           2002           2001
                                                                                            $              $
                                                                                       (unaudited)     (audited)
Assets

Current Assets

  Cash                                                                                      11,303          11,432

License (Notes 3 and 4(a))                                                                       -               -
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                11,303          11,432
===================================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                                           1,004             469
  Accrued liabilities                                                                        2,400           2,000
  Note payable (Note 4(b))                                                                  28,000          28,000
  Due to a related party (Note 4(c))                                                         5,000           5,000
-------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                           36,404          35,469
-------------------------------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a par value of $0.0001;
20,000,000 preferred shares with a par value of $.0001; 2,250,000 common shares
issued and outstanding                                                                         225             225

Additional Paid in Capital                                                                  29,775          29,775
-------------------------------------------------------------------------------------------------------------------
                                                                                            30,000          30,000
Preferred Stock, 20,000,000 preferred shares authorized with a par value of $0.0001;
none issued                                                                                      -               -

Deficit Accumulated During the Development Stage                                           (55,101)        (54,037)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                                (25,101)        (24,037)
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                                 11,303          11,432
===================================================================================================================

Contingent  Liability  (Note  1)

Commitment  (Note  3)

    (The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

                                                     From
                                                 March 14, 2000           Three Months
                                              (Date of Inception)             Ended
                                                  to March 31,              March 31,
                                                      2002              2002          2001
                                                       $                 $             $
                                                  (unaudited)       (unaudited)   (unaudited)
Revenue                                                         -             -             -
----------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                                      4,450           525           300
  Amortization of license                                   6,187             -             -
  Bank charges                                                 42             -             -
  Legal                                                     5,000             -             -
  License fee                                               1,000           500             -
  License written-off                                      18,563             -             -
  Organizational expenses and offering costs                8,000             -             -
  Transfer agent and regulatory fees                        1,773            59         1,181
  Less: Interest income                                      (164)          (20)          (39)
----------------------------------------------------------------------------------------------

Net Loss for the Period                                   (44,851)       (1,064)       (1,442)
==============================================================================================

Net Loss Per Share                                                         (.01)         (.01)
==============================================================================================

Weighted Average Shares Outstanding                                   2,250,000     2,000,000
==============================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    (The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)

                                                    Three Months
                                                       Ended
                                                      March 31,
                                                  2002          2001
                                                   $             $
                                              (unaudited)   (unaudited)
Cash Flows to Operating Activities

  Net loss for the period                          (1,064)       (1,442)

  Less non-cash working capital items

    Accounts payable and accrued liabilities          935          (174)
------------------------------------------------------------------------

Net Cash Used by Operating Activities                (129)       (1,616)
------------------------------------------------------------------------

Cash Provided by Financing Activities                   -             -
------------------------------------------------------------------------

Decrease in cash                                     (129)       (1,616)

Cash - beginning of period                         11,432         9,838
------------------------------------------------------------------------

Cash - end of period                               11,303         8,222
========================================================================

Non-Cash Financing Activities                           -             -
========================================================================

Supplemental Disclosures

  Interest paid                                         -             -
  Income tax paid                                       -             -


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

     The Company also raised $10,000 pursuant to a private placement of $250,000 shares at $0.01 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144.

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


    (The accompanying notes are an integral part of the financial statements)

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


3.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of British Columbia, Canada, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on March 20, 2000 for a term of three years with renewal rights. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date (paid March 20, 2001 and payable as at March 31, 2002). The Grantor of the license retains 50% of the profits. The License was written-off to operations. However it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.

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

     (c) The Company received $5,000 from Ucellit.com Inc., a company controlled by the sole director. During fiscal 2001 the director loaned $5,000 to the Company to repay the loan from Ucellit.com. The advance is unsecured, non-interest bearing and has no specific terms of repayment.


    (The accompanying notes are an integral part of the financial statements)

Item  2.   Management's  Discussion  and  Analysis,  and  Plan  of  Operation


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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB. This Form 10-QSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-QSB.

The following discussion and analysis of Bentley's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

     PLAN  OF  OPERATION

During the period from March 14, 2000 through March 31, 2002, Bentley has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of its securities under the Securities Act of 1933, as amended, and capital raising. No revenues were received by Bentley during this period.

For the first quarter of 2002, Bentley anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. Bentley anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.


     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Bentley remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Bentley's business plan is to determine the feasibility of selling
Vitamineralherb.com products to targeted markets. In order to determine the feasibility of its business plan, Bentley plans, during the next six to twelve months, to conduct research into these various potential target markets. Should Bentley determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, Bentley believes that during its first operational quarter (whenever that might be in the future), it will need a capital infusion of approximately $55,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, Bentley will need approximately $260,000 in the event it determines that its customers will not pay in advance and it will have to extend credit. Bentley will have to obtain additional financing through an offering or capital contributions by current shareholders.

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

In its Independent Auditor's Report for the year ended December 31, 2001, Bentley's independent auditor stated that Bentley's failure to generate revenues and conduct operations since its inception raise substantial doubt about Bentley's ability to continue as a going concern. Bentley will require substantial working capital, and currently has inadequate capital to fund its business. Bentley may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.


RESULTS  OF  OPERATIONS

During the period from March 14, 2000 (date of inception) through March 31, 2002, the Company has engaged in no significant operations other than raising $15,000 for the issuance of 750,000 common shares, and organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

For the first quarter of 2002, the Company anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. The Company's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

We had a net loss of $1,064 for the quarter ended March 31, 2002 compared to a net loss of $1,442 for the period March 31, 2001.

LIQUIDITY

The Company has historically satisfied its capital needs by borrowing from related parties in the short-term, and by selling common stock. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

The working capital deficit at March 31, 2002, was $25,101. The Company has not achieved profitable operations since inception and has suffered mounting losses of $44,851 from inception (March 14, 2000) through March 31, 2002.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. The Company's balance sheet as of March 31, 2002, reflects total assets of $11,303 in the form of cash.

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

           None.

           Item  3.   Defaults  Upon  Senior  Securities.

           None.

           Item 4. Submission of Matters to a Vote of Security Holders.

           None.

           Item  5.   Other  Information.

           None.


           Item  6.   Exhibits  and  Reports  on  Form  8-K.

           (a)  Exhibits

                None.

           (b)  Reports  on  Form  8-K

                None.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized._

BENTLEYCAPITALCORP.COM  INC.





                                       ------------------------------------
Date:  May  20,  2002                  By:  /s/  Dr.  Michael  Kirsh
                                           Dr. Michael  Kirsh,  Director,
                                           President  and  Chief  Accounting
Officer