Form 10QSB
period 2002-06-30
BENTLEY CAPITAL CORP COM INC
filed 2002-08-19
CIK 1110781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
  [X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  SECURITIES
                             EXCHANGE  ACT  OF  1934

                     FOR  THE  QUARTER  ENDED  JUNE 30, 2002

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

                                YES |X|       NO | |

As of August 14, 2002, there were outstanding 2,250,000 shares of common stock, par value  $.0001

   Transitional  Small  Business  Issuer  Format      Yes   | |       No   |X|

                         PART I - FINANCIAL INFORMATION


Item  1.   Financial  Statements.


Bentleycapitalcorp.com Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)



                                                             June 30,     December 31,
                                                               2002           2001
                                                                $              $
                                                           (unaudited)     (audited)
Assets

Current Assets

  Cash                                                           9,303          11,432

License (Notes 3 and 4(a))                                           -               -
---------------------------------------------------------------------------------------

Total Assets                                                     9,303          11,432
=======================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                               1,129             469
  Accrued liabilities                                            4,000           2,000
  Note payable (Note 4(b))                                           -          28,000
  Due to a related party (Note 4(c))                                 -           5,000
---------------------------------------------------------------------------------------

Total Liabilities                                                5,129          35,469
---------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized
with a par value of $0.0001; 20,000,000 preferred shares
with a par value of $.0001; 2,250,000 common shares
issued and outstanding                                             225             225

Additional Paid in Capital                                      29,775          29,775
---------------------------------------------------------------------------------------

                                                                30,000          30,000
Preferred Stock, 20,000,000 preferred shares
authorized with a par value of $0.0001; none issued                  -               -

Deficit Accumulated During the Development Stage               (25,826)        (54,037)
---------------------------------------------------------------------------------------

Total Stockholders' Deficit                                      4,174         (24,037)
---------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                      9,303          11,432
=======================================================================================

Contingent Liability (Note 1)

Commitment (Note 3)

Subsequent Event (Note 5)


                                       F-1
(The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)



                                                       From
                                                   March 14, 2000         Three Months              Six Months
                                                (Date of Inception)           Ended                    Ended
                                                    to June 30,              June 30,                 June 30,
                                                       2002             2002         2001         2002         2001
                                                        $                 $            $            $            $
Revenue                                                          -            -            -            -            -
-----------------------------------------------------------------------------------------------------------------------


Expenses
  Accounting and audit                                       4,675          225          425          750          725
  Amortization of license                                    6,187            -            -            -            -
  Bank charges                                                  42            -            -            -            -
  Legal                                                      7,500        2,500        5,000        2,500        5,000
  License fee                                                1,000            -            -          500            -
  License written-off                                       18,563            -            -            -            -
  Organizational expenses and offering costs                 8,000            -            -            -            -
  Transfer agent and regulatory fees                         2,794        1,021            -        1,080        1,181
  Less:     Interest income                                   (185)         (21)         (24)         (41)         (63)
                    Forgiveness of debt (Note 4)           (33,000)     (33,000)           -      (33,000)           -
-----------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                    (15,576)     (29,275)      (5,401)     (28,211)      (6,843)
=======================================================================================================================

Net Loss Per Share                                                          .01         (.01)         .01         (.01)
=======================================================================================================================

Weighted Average Shares Outstanding                                   2,250,000    2,000,000    2,250,000    2,000,000
=======================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


                                       F-2
(The accompanying notes are an integral part of the financial statements)

Bentleycapitalcorp.com Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                        Six Months
                                                           Ended
                                                          June 30,
                                                       2002       2001
                                                         $         $
Cash Flows to Operating Activities

  Net income (loss) for the period                     28,211    (6,843)

  Adjustment to reconcile net income (loss) to cash

    Forgiveness of debt                               (33,000)        -

  Less non-cash working capital items

    Accounts payable and accrued liabilities            2,660     4,925
------------------------------------------------------------------------
Net Cash Used by Operating Activities                  (2,129)   (1,918)
------------------------------------------------------------------------
Decrease in cash                                       (2,129)   (1,918)

Cash - beginning of period                             11,432     9,838
------------------------------------------------------------------------
Cash - end of period                                    9,303     7,920
========================================================================

Non-Cash Financing Activities                               -         -
========================================================================

Supplemental Disclosures

  Interest paid                                             -         -
  Income tax paid                                           -         -


                                       F-3
(The accompanying notes are an integral part of the financial statements)

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

     The Company also raised $10,000 pursuant to a private placement of 250,000 shares at $0.01 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144.


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


                                       F-4
(The accompanying notes are an integral part of the financial statements)

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


3.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of British Columbia, Canada, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on March 20, 2000 for a term of three years with renewal rights. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits. The License was written-off to operations in fiscal 2000. However it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.

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

     (b) The President of the Company also paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable is unsecured, non-interest bearing and has no specific terms of repayment. The $28,000 note payable was forgiven on June 3, 2002.

     (c) The Company received $5,000 from Ucellit.com Inc., a company controlled by the sole director. During fiscal 2001 the director loaned $5,000 to the Company to repay the loan from Ucellit.com. The advance is unsecured, non-interest bearing and has no specific terms of repayment. This balance owing was forgiven on June 3, 2002.


5.   Subsequent Event

     The Company intends to enter into an Agreement and Plan of Reorganization pursuant to which Proton Laboratories, LLC ("Proton"), a California limited liability company controlled by the majority shareholder, will merge with the Company. Proton's owners will exchange 100% of Proton for shares in the Company and such other consideration that may be agreed to by the parties.

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

     PLAN  OF  OPERATION

During the period from March 14, 2000 through June 30, 2002 Bentley has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of its securities under the Securities Act of 1933, as amended, and capital raising. No revenues were received by Bentley during this period.

For the second quarter of 2002, we incurred a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. Bentley anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.


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


RESULTS  OF  OPERATIONS

During the period from March 14, 2000 (date of inception) through June 30, 2002, the Company has engaged in no significant operations other than raising $15,000 for the issuance of 750,000 common shares, and organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

Tthe Company continues to anticipate incurring losses as a result of expenses associated with setting up a company structure to begin implementing its business plan. The Company's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

We had a net loss of $29,275 for the quarter ended June 30, 2002 compared to a net loss of $5,401 for the quarter ended June 30, 2001.

LIQUIDITY

The Company has historically satisfied its capital needs by borrowing from related parties in the short-term, and by selling common stock. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future. The deficit at June 30, 2002, was $25,826.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. The Company's balance sheet as of June 30, 2002, reflects total assets of $9,303 in the form of cash.

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

In addition, the Company may engage in a combination with another business. The Company has engaged in discussions concerning potential business combinations, and in June 2002, a change of control in connection a reorganization occurred. As a result, it is likely that the Company will abandon its efforts to market Vitamineralherb.com products and enter a new business. See Item 5, Other Information.

PART  II  -  OTHER  INFORMATION


Item  5.   Other  Information.

Subsequent Event
----------------

     Change of Control.  On  June  3,  2002,  Dr. Michael  Kirsh, our Director,
     -----------------
President and our the majority shareholder entered into a Stock Purchase Agreement with Edward Alexander pursuant to which Mr. Alexander acquired 1,500,000 shares owned by Dr. Kirsh. In addition, Mr. Alexander acquired 250,000 shares owned by our minority shareholder, Brian Gruson. As a result, Mr. Alexander now owns approximately 78% of our outstanding shares of common
stock.   In conjunction with the Stock Purchase Agreement, Mr. Alexander and us intend to enter into an Agreement and Plan of Reorganization pursuant to which Proton Laboratorie's, LLC, a California limited liability company, will merge with our -owned subsidiary, VWO I Inc. Proton's owners will exchange 100% of Proton's shares for shares in Bentley and such other consideration that may be agreed to by the parties. The Stock Purchase Agreement and Agreement and Plan of Reorganization are part of a single integrated plan on the part of Mr. Alexander to acquire control over us in connection with Bentley's acquisition of Proton. Proton will become our wholly-owned subsidiary through its merger with VWO I, Inc. All of these matters were previously reported by us on three Form 8-K's. Also previously reported on the same three Forms 8-k and on Schedule 14(f)(1) in connection with the change of control, were the proposed changes of our directors and officers. In approximately ten days from August 15, 2002, Dr. Kirsh will resign as our Director and President. The following persons will then become our directors and officers:


                    PROPOSED EXECUTIVE OFFICERS AND DIRECTORS
                     AFTER THE RESIGNATION OF MICHAEL KIRSH

------------------------------------------------------------------------
NAME              AGE                      POSITION
------------------------------------------------------------------------

Edward Alexander   50  President, Director
------------------------------------------------------------------------
Dick Wullaert      64  Vice President, Chief Technical Officer, Director
------------------------------------------------------------------------
Micael Ledwith     59  Director
------------------------------------------------------------------------


Edward Alexander has been the owner and president of Proton Laboratories LLC since January, 2001. Proton has structured the introduction of an electrolytic water separation technology that has a wide array of uses in industry, product formulations and as consumer products. From January, 1997 to July, 1998, he served as owner and president of Advanced H2O, LLC, Alameda, California. In July, 1998 he formed Advanced H2O, Inc. in Bellevue, Washington, to specialize in bottled water production. He continues to serve as a consultant to Advanced H2O, Inc. Prior to 1997, he served as General Manager, Tomoe Incorporated, South San Francisco, California, and held various positions with various divisions of the Navy Resale System. Mr. Alexander will serve as president and a director of the Company.

Dr. Wullaert is currently President of Bioguard Industries, Inc., a small technical service company specializing in water and materials science research. He provides technical services for the production (system design, electrode development), use (disinfection, food processing, beverages, nutraceuticals, agriculture, etc.) and testing (conventional and new) of functional water. He has held this position since 1994. Since 1997, he has also served as President of the Functional Water Society of North America (FWSNA), a non profit corporation dedicated to promoting the technology and applications of functional water. As President, he has developed an extensive database of functional water technology and applications, organized conferences on functional water in the US, and participated in Functional Water Foundation Symposiums in Japan. From March 2000 to June 2001, he served as Chief Technology Officer of Advanced H2O, Inc., where he was responsible for research and development programs and the laboratory. From 1991 to 1999, he served as Senior Materials Engineer, of SAIC, a NRC program on the technical basis for extending the license for dry cask storage of spent nuclear fuel. He managed several projects on the electrochemical treatment of water, developed new business in water technology and materials degradation, provided technical support to DOE-HQ on materials, structural integrity, and life extension issues, and represented NRC and DOE on national consensus committees. He received his Ph.D. in Materials Science from Stanford in 1969. Dr. Wullaert will serve as Vice President, Chief Technical Officer, and a director of the Company.

Dr. Micael F. Ledwith has been retired for the past five years. He was Professor of Systematic Theology at the Pontifical University of Maynooth in Ireland from 1976 to 1994. He was later Dean of the Faculty, Head of Department and Editor of "The Irish Theological Quarterly. He was later appointed a Consulting Editor of the renowned international review "Communio" and still serves in that capacity. He was appointed Vice-President of the University in 1980, re-appointed in 1983, and was appointed President in 1985. He served as Chairman of the Committee of Heads of the Irish Universities and was a Member of the Governing Bureau of the European University Presidents' Federation (CRE). He retired from his Professorship on September 30, 1996 and has since continued to pursue his interest in research, writing, and lecturing in the field of actualizing human potential. Since November 2001 he has been a partner in World of Star Stuff, which markets whole food products.

     Item  6.   Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits

          99.1 Certification.

     (b)  Reports  on  Form  8-K

On June 25, 2002, we filed a report on Form 8-K dated June 3, 2002 reporting
Item 1. Change in Control Of Registrant.

On August 2, 2002, we filed a report on Form 8-K Amendment Number 1 dated June 3, 2002 reporting Item 1. Change in Control Of Registrant.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized._


                                       BENTLEYCAPITALCORP.COM  INC.




                                       -------------------------------------
Date:  August 15, 2002                 By: /s/  Dr.  Michael  Kirsh
                                           Dr. Michael  Kirsh,  Director,
                                           President  and  Chief  Accounting
                                           Officer