Form 10QSB
period 2002-09-30
BENTLEY CAPITAL CORP COM INC
filed 2003-04-01
CIK 1110781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

    [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                          COMMISSION FILE NO.  000-31883

                           BENTLEYCAPITALCORP.COM INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 WASHINGTON                                 91-2022700
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO)


                     1150 MARINA VILLAGE PARKWAY, SUITE 103
                          ALAMEDA, CA            94501
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (510)  865-6412
                            ISSUER'S TELEPHONE NUMBER

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE COMPANY WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES | |    NO|X|

AS OF MARCH 28, 2003, THERE WERE 11,250,000 SHARES OF COMMON STOCK OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT    | | YES           |X| NO

                                     PART I

                              FINANCIAL INFORMATION


Item 1.    Financial Statements

                          Bentleycapitalcorp.com, Inc.
                            Condensed Balance Sheets
                          (A Development Stage Company)
                                   (Unaudited)

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                             2002            2001
----------------------------------------------------------------------------------
                            ASSETS

CURRENT ASSETS

Cash                                               $        1,808   $      11,432
----------------------------------------------------------------------------------

Total Current Asset                                         1,808          11,432
----------------------------------------------------------------------------------

License (Notes 3 and 4(a))                                      -               -
----------------------------------------------------------------------------------

TOTAL ASSETS                                       $        1,808   $      11,432
==================================================================================

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable                                   $        2,000   $         469
Accrued liabilities                                         2,750           2,000
Note payable (Note 4 (b)                                        -          28,000
Due to related party (Note 4(c))                                -           5,000
----------------------------------------------------------------------------------

TOTAL LIABILITIES                                           4,750          35,469
----------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.0001 per share;
20,000,000 shares authorized; none issued                       -               -

Common Stock, par value $0.0001 per share;
500,000,000 shares authorized; 11,250,000 shares
issued and outstanding                                      1,125           1,125

Additional paid-in capital                                 61,875          28,875
Deficit accumulated during the development stage          (65,942)        (54,037)
----------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFECIT                                (2,942)        (24,037)
----------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $        1,808   $      11,432
==================================================================================



      (The accompanying notes are an integral part of the condensed financial statements)

                           Bentleycapitalcorp.com Inc.
                       Condensed Statements of Operations
                          (A Development Stage Company)
                                   (Unaudited)


                           FROM MARCH
                       14, 2000 (DATE                                        FOR THE
                       OF INCEPETION)     FOR THE THREE MONTHS             NINE MONTHS
                              THROUGH            ENDED                        ENDED
                        SEPTEMBER 30,         SEPTEMBER 30,               SEPTEMBER 30,
                                 2002      2002          2001          2002          2001
---------------------------------------------------------------------------------------------
REVENUE                     $      -   $         -   $         -   $         -   $         -
---------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE
EXPENSES                     (55,892)       (7,131)       (1,922)      (11,961)       (8,828)

INTEREST INCOME                  200            15            20            56            83
---------------------------------------------------------------------------------------------

NET LOSS                    $(55,692)  $    (7,116)  $    (1,902)  $   (11,905)  $    (8,745)
=============================================================================================

BASIS AND DILUTED LOSS PER
COMMON SHARE                           $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
=============================================================================================

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING              11,250,000    10,415,000    11,250,000    10,140,000
=============================================================================================



      (The accompanying notes are an integral part of the condensed financial statements)

                           Bentleycapitalcorp.com Inc.
                       Condensed Statements of Cash Flows
                          (A Development Stage Company)
                                   (Unaudited)


                                                       FROM MARCH
                                                   14, 2000 (DATE
                                                    OF INCEPETION)   FOR THE NINE MONTHS
                                                          THROUGH            ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                             2002       2002       2001
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $(55,692)  $(11,905)  $(8,745)
  Adjustments to reconcile net loss to net cash used in
  operating activities
    Amortization of license                                  6,187          -         -
    Impairment of license                                   18,563          -         -

  Change in current assets and liabilities
    Prepaid expenses                                             -          -      (750)
    Accounts payable and accrued liabilities                 4,750      2,281     1,325
    Other liabilities                                        8,000          -         -
----------------------------------------------------------------------------------------

NET CASH FROM OPERATING ACTIVITIES                         (18,192)    (9,624)   (8,170)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                                  15,000          -    10,000
  Loan from related party                                    5,000          -         -
----------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                          20,000          -    10,000
----------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                              1,808     (9,624)    1,830

CASH AT BEGINNING OF  PERIOD                                     -     11,432     9,838
----------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                     $  1,808   $  1,808   $11,668
========================================================================================

Supplemental Disclosure of Non Cash Investing
AND FINANCING ACTIVITIES:

  1,500,000 SHARES ISSUED TO A DIRECTOR FOR THE
  acquisition of a License                                $ 15,000   $      -   $     -
========================================================================================

  Note payable issued to a director for the acquisition of
  a License                                               $ 20,000   $      -   $     -
========================================================================================

  Dividend deemed paid                                    $ 10,250   $      -   $     -
========================================================================================

  Forgiveness of note payable to director/shareholder
  reflected as contributed capital                        $      -   $ 33,000   $     -
========================================================================================


      (The accompanying notes are an integral part of the condensed financial statements)

                           Bentleycapitalcorp.com Inc.
                     Notes to Condensed Financial Statements
                          (A Development Stage Company)
                                   (Unaudited)


1.   Organization and Basis of Presentation

     Bentleycapitalcorp.com Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on March 14, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the Province of British Columbia, Canada. The grantor of the license offers these products for sale from various suppliers on their Web Site. The functional currency of the Company is the US dollar.

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective November 2, 2000. The Company completed its offering and issued 500,000 common shares at $0.01 per share for cash proceeds of $5,000.

     The Company also raised $10,000 pursuant to a private placement of 250,000 shares at $0.004 per share to one Canadian investor on October 2, 2001. These shares are restricted under Rule 144.

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

     (b)  Long-Lived Assets

          The carrying value of long-lived assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

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

     (e)  Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (f)  Interim Financial Statements

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

     (g)  Basic and Diluted Earnings (Loss) Per Share

          Basic  Earnings  per  Share  (EPS) are calculated by dividing earnings
          (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. As of September 30, 2002 and December 31, 2001 the Company had no potentially issuable common shares, therefore basic and diluted loss per share were the same.

     (h)  Recent Accounting Pronouncements

          In June 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

          In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on January 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          In  August  2001,  the  FASB  issued SFAS No. 144, "Accounting for the
          Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The
          Company adopted SFAS No. 144 on January 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          FASB has also issued SFAS No. 145, 147 and 148 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3.   License

     The Company's only asset (prior to the November 2002 subsequent event) was a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of British Columbia, Canada, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on March 20, 2000 for a term of three years with renewal rights. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits. The License was written-off to operations in fiscal 2000

     See Note 4 for consideration paid to a related party for the assignment of this license.

4.   Related  Party  Transactions/Balances

     (a) The License referred to in Note 3 was assigned to the Company by the sole director and President of the Company for consideration of 7,500,000 shares having a fair market value of $15,000 and a note payable of $20,000. The Company has estimated the cost of the license to its President at $24,750. The estimate is based on an allocation of the President's cash outlay of $33,000 for common stock of Gentry Resources, Inc., by virtue of which the President obtained the license as well as his continued ownership of Gentry Resources, Inc. The fair market value of $35,000, based on comparable transactions at the time of acquisition, was allocated to note payable as to $20,000, par value as to $150 and additional paid in capital as to $14,850. The excess of fair market value over predecessor cost, being $10,250, was charged against retained earnings, which increased the deficit. The Grantor of the License is not related to the Company.

     (b) The President of the Company also paid for organizational expenses and offering costs in the amount of $8,000 which was added to the $20,000 note payable. The note payable was unsecured, non-interest bearing and has no specific terms of repayment. The $28,000 note payable was forgiven on June 3, 2002. Due to the note payable being to the sole director, the forgiveness was accounted for as a capital contribution and recorded to additional paid in capital.

     (c) The Company received $5,000 from Ucellit.com Inc., a company controlled by the sole director. During fiscal 2001 the director loaned $5,000 to the Company to repay the loan from Ucellit.com. The advance was unsecured, non-interest bearing and has no specific terms of repayment. This balance owing was forgiven on June 3, 2002. Due to the note payable being to a company controlled by the sole director, the forgiveness was accounted for as a capital contribution and recorded to additional paid in capital.

     (d) The Company paid $2,974 in management fees to the President of the Company for the three months ended September 30, 2002.

5.   Subsequent  Events

     The Company entered into an Agreement and Plan of Reorganization, finalized on November 15, 2002 whereby Proton Laboratories, LLC, a California limited liability company ("Proton") merged with and into VWO I Inc., a wholly owned subsidiary of the Company (the "Merger"). As a result of the Merger, Proton's sole owner, Edward Alexander, exchanged 100% of his ownership of Proton for 8,750,000 shares of the Company's common stock, par value $0.0001 per share.

     On June 3, 2002, Mr. Alexander entered into a Stock Purchase Agreement with Michael Kirsh. Under the Stock Purchase Agreement, Mr. Alexander purchased 7,500,000 shares of common stock of the Company from Mr. Kirsh and 1,250,000 shares of Bentley from a minority shareholder for $170,000. The
     8,750,000 shares Mr. Alexander acquired on June 3, 2002 were canceled as part of the Merger. VWO I Inc. changed its name to Proton Laboratories, Inc. as part of the Merger. We issued 8,750,000 shares of stock to Mr. Alexander in November 2002 in connection with our acquisition of Proton Labs.

     In accordance with SFAS 141 Business Combinations and EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business the merger has been accounted for as the reorganization of Proton and the acquisition of the Company's assets for $170,000 using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their fair value with the excess amount paid over the net assets reflected as a loss on the acquisition of Bentley. Due to the short term nature of the assets and liabilities acquired, the historical cost of the assets and liabilities acquired was deemed to be fair value.

     The Company intends to continue the business of Proton, which includes marketing residential and commercial functional water systems. "Functional water" is water that has been processed through an electrolytic ion separation or electrolysis process and has a wide array of functional properties due to its unique characteristics. Proton's functional water systems restructure tap water into one type of water that is alkaline in concentration and one type of water that is acidic in concentration. Proton believes that the functional water systems it markets will have applications in a large variety of industries, such as agriculture, food processing, medicine and dentistry, heavy industry, mining, environmental clean-up and beverages.

     The Company intends to continue its vitamin distribution business through its Vitamineralherb.com license. The Company believes that vitamins and functional water are complementary products that may be marketed or used in conjunction with one another at some point in the future.

     On November 16, 2002, the Board of Directors authorized a stock dividend for all shares of record as of November 16, 2002. For each share of stock held, an additional four shares will be issued. The stock dividend will increase the total number of shares outstanding from 2,250,000 to 11,250,000. The accompanying financial statements and footnotes have been adjusted to reflect the affect of the stock dividend.

Item  2.   Management's  Discussion  and  Analysis

     Certain statements contained in this report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements, of Bentleycapitalcorp.com, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Bentleycapitalcorp.com, Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB.

     PLAN  OF  OPERATION

During the period from March 14, 2000 through November 15, 2002, we have engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of our securities under the Securities Act of 1933, as amended, and capital raising.
No revenues were received by us during that period.

     For the third quarter of 2002, we incurred a loss as a result of expenses associated with setting up a company structure to begin implementing our business plan.

Subsequent Event.  In November 2002, we acquired Proton Laboratories, LLC, which
----------------
is active in the functional water business (also called "electrolyzed water" or "functional electrolyzed water"). This acquisition was reported in detail on our Form 8-K for the event dated November 15, 2002 as filed with the Commission on November 25, 2002. We expect to file an amendment to this Form 8-K in the near future that contains the financial information about our acquisition of Proton Labs. Proton Labs is now our wholly-owned subsidiary.

     Our functional water systems restructure tap water into one type of water that is alkaline in concentration and one type of water that is acidic in concentration. We believe that our functional water systems will have applications in a large variety of industries, such as agriculture, food processing, medicine and dentistry, heavy industry, mining, environmental clean-up and beverages.

     We intend to continue developing our vitamin distribution business through our Vitamineralherb.com license. The Company believes that vitamins and functional water are complementary products that may be marketed or used in conjunction with one another at some point in the future.

MANAGEMENT'S  DISCUSSION  & ANALYSIS

     Our independent auditor's report for the year ended December 31, 2001 contained a statement to the effect that our failure to generate revenues and conduct operations since our inception raise substantial doubt about our ability to continue as a going concern. In the near future, we expect to file our annual report for the year ended December 31, 2002 which will contain the operating aspect of wholly owned subsidiary, Proton Labs.

RESULTS  OF  OPERATIONS

     During the period from March 14, 2000 (date of inception) through September 30, 2002, there have been no significant operations other than raising $15,000 by selling stock, and organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period. However, in November 2002, we ceased activity related to Vitamineralherb, and we commenced new business activities through our wholly-owned subsidiary, Proton Labs.

     We had a net loss of $7,116 for the quarter ended September 30, 2002 compared to a net loss of $1,902 for the quarter ended September 30, 2001.

LIQUIDITY

     We have historically satisfied our capital needs by borrowing from related parties in the short-term, and by selling common stock. Our deficit at September 30, 2002, was $65,942. Our balance sheet as of September 30, 2002, reflects total assets of $1,808 in the form of cash.

Item 3.    Controls and Procedures.

     Edward Alexander, our Chief Executive Officer and Chief Accounting Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

Item  1.  Legal  Proceedings

               None.

Item  2.  Changes  in  Securities

     SUBSEQUENT  CHANGES  IN  SECURITIES  IN  NOVEMBER  2002. As a result of our
     -------------------------------------------------------
acquisition of Proton Labs in November 2002, we issued 8,750,000 shares of our common stock to Edward Alexander, the former sole shareholder of Proton Labs. We valued this transaction at $170,000. This issuance was made pursuant to Section 4(2) of the Act. At the same time, Mr. Alexander returned a like amount of our shares to us for cancellation that he had acquired from one of our former shareholders earlier in 2002. Also at the same time, our Board of Directors authorized a common stock dividend whereby each holder will receive an additional four shares for each one share held. The record date for this dividend was the close of business on November 16, 2002.

Item  3.  Defaults  Upon  Senior  Securities.

               None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

               None.

Item  5.  Other  Information.

               None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits.

               None.

     (b)  Reports on Form 8-K.

               On August 2, 2002, we filed a Schedule 14f-1 reporting new majority directors.

               On August 2, 2002, we filed a Form 8-K Amendment Number 1 reporting ITEM 1. CHANGES IN CONTROL .

          Subsequent  Form  8-K.  On  November  25,  2002,  we  filed a Form 8-K
          ---------------------
reporting ITEM 1. CHANGE IN CONTROL OF REGISTRANT; ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS; ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT; ITEM 5. OTHER EVENTS; and ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   BENTLEYCAPITALCORP.COM, INC.



Date: March __, 2003     [Signature] ___________________________

                                   By: /s/ Edward Alexander
                                   Edward Alexander
                                   Chief Executive Officer,
                                   Director, President, and
                                   Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Edward Alexander, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of BENTLEYCAPITALCORP.COM INC.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March __, 2003


_____________________
[Signature]

Edward Alexander
/s/ Edward Alexander
Chief Executive Officer

CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Edward Alexander, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of BENTLEYCAPITALCORP.COM INC.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March __, 2003


_____________________
[Signature]

Edward Alexander
/s/ Edward Alexander
Chief Accounting Officer

Certification of Chief Executive Officer of BENTLEYCAPITALCORP.COM INC. pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and
Section 1350 of 18 U.S.C. 63.

I, Edward Alexander, the Chief Executive Officer of BENTLEYCAPITALCORP.COM INC. hereby certify that BENTLEYCAPITALCORP.COM INC.'s periodic report on Form 10-QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of BENTLEYCAPITALCORP.COM INC.

Date:  March __, 2003


_____________________
[Signature]

Edward Alexander
/s/ Edward Alexander
Chief Executive Officer of
BENTLEYCAPITALCORP.COM INC.



Certification of Chief Accounting Officer of BENTLEYCAPITALCORP.COM INC., pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and
Section 1350 of 18 U.S.C. 63.

I, Edward Alexander, the Chief Accounting Officer of BENTLEYCAPITALCORP.COM INC. hereby certify that BENTLEYCAPITALCORP.COM INC.'s periodic report on Form 10-QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of BENTLEYCAPITALCORP.COM INC.


Date:  March __, 2003


_____________________
[Signature]

Edward Alexander
/s/ Edward Alexander
Chief Accounting Officer of
BENTLEYCAPITALCORP.COM INC.