Form 10KSB
period 2002-12-31
BENTLEY CAPITAL CORP COM INC
filed 2003-04-11
CIK 1110781

Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2002
or
| |  Transition  Report Under Section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the transition Period from            to
                                            ----------    ----------

                                           Commission file number:     000-31883

                          BENTLEYCAPITALCORP.COM, INC.
                 (Name of small business issuer in its charter)

             Washington                                       91-2022700
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

  1150 Marina Village Parkway, Suite 103
          Alameda, California                                   94501
 (Address of principal executive offices)                    (Zip Code)

                                 (510)  865-6412
                           Issuer's telephone number:

              Securities registered under Section 12(b) of the Act:
   (Title of Class)                         Name of exchange on which registered
         None.                                                 None.

Securities registered under Section 12(g) of the Act:    Common Stock,
                                                         $0.0001 par value
                                                         (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
Yes |X|   | | No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   |X|

Registrant's  revenues  for  its  most  recent  fiscal  year:  $303,734.

The aggregate market value of the common stock held by non-affiliates of the registrant on March 28, 2003, computed at the price at which the stock was originally sold, was $15,000. There is no market for the common stock.

On March 28, 2003, the registrant had outstanding 11,250,000 shares of Common Stock, $0.0001 par value per share.

Transitional  Small  Business  Disclosure  Format:  Yes  | |     No |X|

                                  TABLE OF CONTENTS


PART I                                                                       PAGE
Item 1.   Description  of  Business                                                 3
Item 2.   Description  of  Property                                                12
Item 3.   Legal  Proceedings                                                       12
Item 4.   Submission  of  Matters  to  a  Vote of Security Holders                 12

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters                 13
Item 6.   Management's Discussion & Analysis of Financial Condition
          and Results of Operations                                                13
Item 7.   Financial  Statements                                                    16 and F-1
Item 8.   Changes  In  and  Disagreements  with  Accountants                       16

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                        17
Item 10.  Executive  Compensation                                                  20
Item 11.  Security Ownership of Certain Beneficial Owners
          And Management                                                           20
Item 12.  Certain  Relationships  and  Related  Transactions                       21

Item 13.  Exhibits  and  Reports  on  Form  8-K                                    22
Item 14.  Controls and Procedures                                                  22

SIGNATURES                                                                         23
CERTIFICATIONS                                                                     24
FINANCIAL STATEMENTS                                                              F-1

                                     PART I

ITEM 1.   DESCRIPTION  OF  BUSINESS.

INTRODUCTION

     BentleyCapitalCorp.com, Inc. ("Bentley") was incorporated in the State of Washington, U.S.A. on March 14, 2000. In November 2002, we acquired Proton Laboratories, a distributor of functional water systems. Proton itself commenced business in 2001. We also own a license from a company named Vitamineralherb.com to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the Province of British
Columbia, Canada.   Our functional currency is the U.S. dollar.  Our web site,
www.protonlabs.com, is scheduled to go online in May 2003.

     We filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission that was declared effective in November 2000. Prior to our November 2002 acquisition of Proton, we were a development stage company. Our acquisition of Proton brought with it material revenues, expenses and losses. Our growth is dependent on attaining profit from our operations, or our raising
additional capital either through the sale of stock or borrowing.    There is no
assurance that we will be able to raise any equity financing or sell any our products at a profit.

     Our independent auditors made a going concern qualification in their report dated March 20, 2003, which raises substantial doubt about our ability to continue as a going concern.

HISTORY

     Our only asset prior to the November 2002 acquisition of Proton was a license from a company named Vitamineralherb.com to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of British Columbia, Canada, through the licensor's web site which has not been
operational.   We will continue to attempt to establish a business presence in this market which consists of medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired in March 2000 for a term of three years with renewal rights. The annual license fee was $500 for maintenance of the licensor's web site. The licensor retains 50% of the profits. The license was written-off to operations in fiscal 2000.

     We entered into an Agreement and Plan of Reorganization, finalized and closed in November 2002 whereby Proton Laboratories, LLC, a California limited liability company ("Proton") merged with and into VWO I Inc., our wholly owned subsidiary (the "Merger"). As a result of the Merger, Proton's sole owner, Edward Alexander, exchanged 100% of his ownership of Proton for 8,750,000 shares of our common stock.

     VWO I Inc. changed its name to Proton Laboratories, Inc. as part of the Merger. Proton itself was incorporated in February 2000 in the State of California. Proton did not begin operations until January 2001 when Mr. Alexander contributed inventory and property and equipment to Proton. Prior to the Merger, Mr. Alexander entered into a Stock Purchase Agreement with certain of our shareholders. Under the Stock Purchase Agreement, Mr. Alexander purchased 8,750,000 shares of common stock of Bentley from certain Bentley stockholders for $170,000. The 8,750,000 shares Mr. Alexander acquired from the shareholders were canceled as part of the Merger. The certain former shareholders now own a de minimis number of shares of our common stock.

     The Merger was accounted for as the reorganization of Proton and the acquisition of Bentley's assets for $170,000 using the purchase method of accounting. There were no material assets or liabilities of Bentley at the time of the Merger. The $170,000 paid to by Mr. Alexander has been reflected as a loss on the acquisition of Bentley in the accompanying financial statements (See page 16 and page F-1). For financial statement purposes Proton is considered the parent corporation but maintains Bentley as its business name (Proton is the accounting acquiror, and Bentley is the legal acquiror).

     References in this Form 10-KSB to BentleyCapitalCorp.com, Inc., Proton Laboratories, Inc., Bentley, Proton ("we", "us" and our") include
BentleyCapitalCorp.com, Inc. and our wholly-owned subsidiary Proton Laboratories, Inc.

     In June 2002, Michael Kirsh, our former majority shareholder entered into a Stock Purchase Agreement with Mr. Alexander pursuant to which Mr. Alexander acquired 7,500,000 shares owned by Kirsh. In addition, Mr. Alexander acquired 1,250,000 shares owned by a former minority shareholder, Brian Gruson. The total consideration paid by Mr. Alexander for the shares was $170,000. Mr. Alexander borrowed money from the following individuals to purchase the shares from Messrs. Kirsh and Gruson:

Lender Name      Amount Borrowed

Thomas Dizon     $40,000
A. J. Moraes     $40,000
Jean Wang        $90,000

     Each of these loan accrues interest at 7% per annum, and the maturity date was extended to December 31, 2003. Mr. Alexander has not paid off any of these
loans.   The current aggregate balance due on these loans is $181,900.  These loans are personal obligations of Mr. Alexander, and we are not responsible for repaying these loans.

     The consideration exchanged pursuant to the Merger was the result of arms length negotiations between us and Proton. However, no appraisal was done. In evaluating Proton as a candidate for the proposed merger, we used criteria such as the value of the assets of Proton, Proton's current business operations and anticipated operations, and Proton's business name and reputation. We determined that the consideration for the merger was reasonable.

     Other than the Merger and Mr. Alexander's acquisition of 8,750,000 shares of our common stock from shareholders prior to the Merger, there were no material relationships among Mr. Alexander, Proton and Bentley or any of their affiliates, directors, officers or any associates of the directors or officers.

     Our executive offices are located in Alameda, California

OUR BUSINESS--THE BACKGROUND OF FUNCTIONAL WATER

     We intend to continue the business of Proton, which includes marketing residential and commercial "functional water systems." "Functional water" is water that has been processed through an electrolytic ion separation process or electrolysis process and has a wide array of functional properties due to its unique characteristics. Proton's functional water systems restructure tap water into one type of water that is alkaline in concentration and one type of water that is acidic in concentration. We believe that the functional water systems that we market will have applications in a large variety of industries, such as agriculture, organic agriculture, food processing, medicine and dentistry, heavy industry, mining, environmental clean-up and beverages. We also intend to continue the vitamin distribution business through our Vitamineralherb.com license. We believe that vitamins and functional water are complementary products that might be marketed or used in conjunction with each another.

     We are an exclusive importer and master distributor of the functional water system that are manufactured by Matsushita Electric Corporation of America. We utilize functional water intellectual property under licensing agreements. We supply consumer products related to functional water. We consult on projects utilizing functional water. We facilitate knowledge between the manufacturer and industry, and we act as educators about the benefits of functional water.
We are a provider of systems that produce functional water (also called "electrolyzed water" or "functional electrolyzed water"). Functional water is water that has been restructured through the process of electrolysis. Electrolysis forces a separation to occur in the electrolytes that are present in the water molecules. Through the process of creating functional water, regular tap water can be restructured into two separate types of water. For instance, tap water can be restructured into one type of water that is alkaline in concentration and one type of water that is acidic in concentration.

     We believe that water with these unique properties is desirable for a number of reasons. Water with smaller clusters of molecules has a lower surface tension. With a lower surface tension, water may have improved hydrating, permeating and solubility properties. Collectively, these properties may enhance the overall functional effectiveness of water. The separation of the alkaline and acidic properties found in water provides the water with functional abilities. For example, functional acidic water has disinfecting abilities to meet a wide array of disinfecting requirements in food processing procedures, and functional alkaline water makes an excellent drinking water due to improved hydration.

     Although not yet recognized by the Food and Drug Administration, academic research has been published on this subject (see below, Our Business--Our Functional Water Systems-Residential Systems). Functional water may have applications in a variety of industries, including agriculture, organic agriculture, food processing, medicine and dentistry, dermatology, heavy industry, mining, environmental clean-up, product formulations and beverages.

OUR BUSINESS--SYSTEMS AND MARKETS

     We market functional water systems to the residential and commercial markets. For the residential market, we market functional water systems that are used to produce a health-beneficial, alkaline-concentrated drinking water. For the commercial market, we market commercial-grade functional water systems that are used in applications ranging from food preparation to hospital disinfection. Other applications of our systems include agriculture, organic agriculture, nutraceutical product formulations and heavy industrial uses. Our goal is to take our functional water technology and market it throughout North America.

     We purchase functional water systems from Matsushita Electric Corporation of America ("Matsushita") under a private brand name of Advanced H2O. We purchase the systems under a pre-existing agreement between Advanced H2O, a private company formerly owned by Edward Alexander, and Matsushita. The agreement between Advanced H2O and Matsushita is in the process of being assigned to us. However, if we fail to obtain the assignment of the Matsushita agreement, then we could lose access to the Matsushita's functional water products which would interrupt our business operations, or prevent us from implementing our business plan.

     We intend to develop our own systems and to introduce a wide array of applications of functional water to a wide variety of industries.

     Our business model envisions us as: a supplier of technology for functional water applications; a supplier of hardware for functional water systems; a provider of intellectual property for functional water systems under licensing agreements; a supplier of consumer functional water products; consultants to industries requiring and/or using functional water; facilitators between Japanese functional water manufacturers and U.S. industrial users; and educators of academia, government and industry on the benefits of functional water.

OUR BUSINESS--SCIENCE

     "Functional water" is a term that has been assigned to a new category of water. Functional water is water that is processed through an electrolytic ion separation or electrolysis process and has a wide array of functional properties due to its unique characteristics. We believe the uses for this type of water are far reaching, as new applications and uses for functional water are being identified on an ongoing basis. Functional water has applications in agriculture, organic agriculture food processing, hospitals, dental clinics, dermatological procedures, heavy industry, mining, environmental clean up, product formulations and beverages. Functional water systems are capable of producing the following types of functional water:

     -    Ionic-Structured Water

          Ionic-structured water is electrolyzed drinking water that is alkaline-concentrated and utilizes smaller molecular clusters than regular water for improved hydration and solubility. Ionic structured water is smooth to the palate.

     -    Electro-Structured Water

          Electro-structured water is water that is anti-microbial in nature and may be effective against virus, bacteria, fungus and spores. This water may have a wide array of disinfectant uses.

     -    Derma-Structured Water

          Derma-structured water is electrolyzed low pH water that has astringent and disinfecting properties and may have a wide array of cosmetic, dermatological and post-plastic surgery applications that may minimize infections and scarring and expedite healing.

FUNCTIONAL  WATER  RESEARCH IN ACADEMIA

     The process to produce functional water was developed by Scottish inventor Michael Faraday in Boston, Massachusetts in 1834. In 1929, the value of electrolytic water separation to produce water with functional properties was realized in Japan. Japanese researchers have since taken this process, created a wide array of functional waters and have introduced this technology to food processing, hospital disinfection, wound care, agriculture, organic agriculture and food safety in Japan.

     During recent years, functional water applications have been studied by universities in the U.S. and Canada. For example, in a University of Georgia study published in the Journal of Food Protection in 1999 entitled "Inactivation of Escherichia coli O157:H7 and Listeria monocytogenes on Plastic Kitchen Cutting Boards by Electrolyzed Oxidizing Water," the immersion of plastic kitchen cutting boards in electrolyzed oxidizing water was found to be an effective method for inactivating food-borne pathogens such as E. coli. Other studies at the University of Georgia have looked at the efficacy of electrolyzed oxidizing water for inactivating E. coli, Salmonella and Listeria and have determined that such water may be a useful disinfectant. A University of Georgia study entitled "Antimicrobial effect of electolyzed water for inactivating Campylobacter jejuni during poultry washing" demonstrated that electrolyzed water was effective not only in reducing the populations of C. jejuni on chicken, but also may prevent cross-contamination of processing environments.

OUR BUSINESS--OUR FUNCTIONAL WATER SYSTEMS

     Residential  Systems.  The residential counter-top, functional water
     --------------------
systems produce water that scientists believe contains more wellness and health-beneficial properties than regular tap water (see, "Electrolyzed-Reduced Water Scavenges Active Oxygen Species and Protects DNA from Oxidative Damage," Biochemical and Biophysical Research Communications, Vol. 234, No. 1, pp. 269-274 (1997); and, Hanaoka, K., "Antioxidant Effects Of Reduced Water Produced By Electrolysis Of Sodium Chloride Solutions," 31 Journal of Applied Electrochemistry 1307-1313 (2001)). Generally, the residential counter-top system sits next to the kitchen faucet, and through the use of a diverter, allows tap water to be routed through the system. The water is then processed through a charcoal filter where chlorine and sediments are removed. The filtered water then proceeds to the electrolysis chamber that is made up of electrodes and membranes. A positive and negative electrical charge is passed through the electrodes. The minerals that are found in the filtered water are attracted to opposite electrodes. For example, the alkaline minerals (minerals with positive (+) properties that include calcium, magnesium, sodium, manganese, iron and potassium) are attracted to the negatively charged (-) electrode. The acidic minerals (minerals with negative (-) properties include nitric acid, sulfuric acid and chlorine) are attracted to the positively-charged (+) electrode. Through this mineral separation process, two separate types of water are formed, which are water with alkaline-concentrated minerals, and water with acidic-concentrated minerals. Each type of water is held in a separate chamber in the residential counter-top system. The alkaline-concentrated water may be consumed for drinking and cooking purposes, while the acidic-concentrated water may be used in a topical, astringent medium.

     Commercial Systems. We are in preparation to market commercial functional
     ------------------
water systems to the food processing, medical and agricultural industries. The system for the food processing industry includes (1) a hand disinfectant system for proper hand washing, and (2) an anti-microbial water production system for general sterilization and disinfectant needs. We also intend to market similar systems to the medical industry. For the agricultural industry, we intend to sell functional water systems to organic food growers who desire to use functional water to replace the use of pesticides, fungicides, herbicides and chemical fertilizers. Our commercial functional water systems produce approximately one gallon per minute of electrolyzed alkaline and acidic waters. For the food processing industry, the alkaline water may be used as an effective medium for removing pesticides from agricultural products, while the acidic water may be used as anti-microbial water. For the hospital industry, the alkaline water may be used as an effective medium in removing protein buildup from surfaces, while the acidic water may be used as anti-microbial water. For the organic agricultural industry, the alkaline water may be used for plant growth and as a solid nutrient, while the acidic water may be used as a substitute for fungicides, pesticides, herbicides and sporicides.

OUR BUSINESS--MARKETING STRATEGY

We believe that keys to our success are:

     - To create a strong revenue basis through the sale of residential systems. These sales may be made through independent distributors, network marketing, infomercials, mail order, retail sales and direct sales generated through word-of-mouth referrals.

     - To create a strong revenue basis through the sale of disinfectant systems to the food processing industry.

     - To create a strong revenue basis through licensing agreements based upon a wide array of applications for functional water that will be targeted to specific industries. For example, electrolyzed water may be used in the beverage industry to extract flavors from their natural sources, such as extracting tea from tea leaves for use in bottled iced tea. Electrolyzed water may also be used in the formulation of nutraceutical-type dietary supplement products in the health-food and dietary supplement industries.

     - To continue the development of functional water applications for industries that are currently dependent upon chemicals as a processing medium.

     In addition to the food processing, medical and agricultural markets, we intend to develop market-driven applications for functional water, provide the science to these applications, publish the developments in scientific and industrial circulars and perform consulting functions to industries that can benefit from functional water. We intend to hire engineers from Japan to design, engineer and assemble prototypes of functional water systems that are built for specific industrial needs. We believe that by performing these functions ourselves, we will have all of the necessary tools to become a leading provider of functional water technology.

OUR BUSINESS--GOVERNMENT  REGULATIONS

     Our functional water systems are or may be subject to regulation by a variety of federal, state and local agencies, including the Consumer Product Safety Commission and the Food and Drug Administration ("FDA"). Some of our functional water systems, such as our hand disinfectant water unit, may be subject to pre-market approval by the FDA under Title 21 of the Code of Federal Regulations. Proton expects the approval process to take approximately 30 - 60 days, although there is no assurance that we will be able to comply.

     Prior to submitting the hand disinfectant water unit to the FDA, however, we intend to contract with a company familiar with a modern food safety procedure known as Hazard Analysis and Critical Control Point ("HACCP"). HACCP is a food safety procedure that focuses on identifying and preventing hazards that could cause food-borne illnesses. We believe that complying with the HACCP procedure may assist us in getting FDA approval, since the FDA generally encourages retailers to apply HACCP-based food safety principles, along with other recommended practices.

OUR BUSINESS--MARKETING  AND  DISTRIBUTION

We intend to develop systems  for  the  following  markets:

     - Hand disinfection needs for the food processing, fast food, medical, dental, personal care and general health care industries.

     -    Residential,  counter-top  electrolysis  systems.

     Hand Disinfection. After we obtain FDA approvals for the hand disinfection
     -----------------
system, we plan to introduce the device and what we believe to be its operational simplicity, user-friendliness, high efficacy and affordability, through industrial circulars where hand disinfection is of a primary concern. We also intend to arrange with a leasing company to lease the hand disinfectant system to the fast food industry. A large part of our marketing efforts will be directed to educating our target markets about functional water. We plan to write and publish articles through industrial media, disinfection forums, trade shows and documentary-type films that may be aired through CNN, PBS and Voice of America introducing a new and novel method for hand disinfection. We intend to handle all inquiries through a toll-free number.

     We plan to hire a public relations company that provides the news media with documentary video. For the purpose of educating the public on the technology, processes and applications that we market. The videos will cover the following subjects:

     -    Use of functional electrolyzed water for food safety.

     - Use of functional electrolyzed water for effective disinfection in hospitals and clinical settings.

     - Use of functional electrolyzed water for agriculture and organic agriculture.

     -    Use of functional electrolyzed water as a wellness medium.

     Residential Counter Top Units.  The first step towards the marketing and
     -----------------------------
distribution of residential counter-top units is to develop a national product distribution program through network marketing, mail order catalogs sales, infomercials, independent distributor channels and word of mouth sales. Since we understand that the demographics in these sales channels is predominately composed of females in the age groups of 35-60, we intend to concentrate on this market segment. The second step in the marketing and distribution of residential counter-top units is to introduce a simplified, lower price-point system that will be introduced through retail outlets under a series of private labels.

     Commercial Systems. In addition to marketing the residential counter top
     ------------------
systems, we plan to develop marketing plans for commercial systems. We may enter into agreements with companies to act as distributors of our functional water systems. We may also grant exclusive rights to companies to use our systems in specific industries for specific applications in exchange for royalties.

OUR BUSINESS--COMPETITION

Our competitors include several entry-level importers of systems from Japan and Korea. We believe that we have several distinctive advantages over entry-level distributors.

     - We and our core consultants, who are scientists, business people and advisers, are individuals who have helped pioneer the understanding, documentation, representation and structuring of the technology and its relevance to the U.S. during the past nine-year period through various companies and organizations. These core consultants are the leaders the U.S. in the knowledge and representation of functional water.

     - We have been able to create a strong platform of specialists to advance functional water technology in the U.S., which would be difficult for others to replicate due our the high level of focused commitment and dedication.

     - We have close working relationships with our Japanese counterparts which have been developed and nurtured over the past nine-year period. These members are highly respected within Japanese electrolysis community and attend annual conferences as invited speakers.

     - We have excellent working relationships with the Japanese manufacturers and we are often relied upon to provide international perspectives to be used in the refinement of their scientific, design and engineering thought processes to create products that will be accepted on a global basis.

     - With our knowledge, experience and foresight into the electrolyzed water industry, we are well-positioned to branch out on our own without reliance on Japanese manufacturing, if necessary.

     - We have strategically positioned ourselves as the "turn to" organization for technology, hardware and informational support for the public.

     Although the majority of potential competitors are small resellers, the one significant competitor that we have is named Hoshizaki U.S.A., which is an established, U.S.-based, Japanese company that has a substantial market presence in the areas of, and whose primary business is, refrigeration and icemakers. We expect that we may face additional competition from new market entrants and current competitors as they expand their business models, but we do not believe that any real strong competitors are imminent for the foreseeable 3 to 4 year period, other than the Hoshizaki company.

     To be competitive, we must assemble a strategic marketing and sales infrastructure. Our success will be dependent on our ability to become a formidable marketing and sales entity based upon the technology we have and our ability to aggressively introduce this technology and its far-reaching benefits through documentary videos and other methods of public relations.

OUR BUSINESS--CUSTOMERS AND VENDORS

          Major Customer.  During 2002, sales to one customer accounted for 14%
          --------------
of total sales, and during 2001, sales to this customer accounted for 11% of total sales. As of December 31, 2002, the amount due from this customer accounted for 23% of accounts receivable and as of December 31, 2001, the amounts due from this customer accounted for 49% of accounts receivable. We believe that the loss of this customer would have a negative impact on us.

          Major Vendor.  During the year ended December 31, 2002, our purchases
          ------------
from four vendors accounted for 96% of our total purchases. During the year ended December 31, 2001, purchases from one vendor accounted for 29% of our total purchases. As of December 31, 2002, amounts due to the four vendors accounted for 95% of accounts payable. As of December 31, 2001 amounts due to the one vendor accounted for 82% of accounts payable. We believe that the loss of these vendors would have a negative impact on us.

INTELLECTUAL  PROPERTY

We plan to file patent applications for various functional water applications or license their use from the patent holders. There can be no assurance that our intellectual property rights, if any, will not be challenged, invalidated or circumvented, or that any rights granted under our intellectual property will provide competitive advantages to the us. There can be no assurance that our patent claims allowed on any future patents would be sufficiently broad to protect our products.

Employees

     We currently have 3 full time employees, of whom 2 are in management. None of our employees are subject to a collective bargaining agreement. We believe that our employee relations are good.

ITEM 2.        DESCRIPTION  OF  PROPERTY.

     We lease office space located at 1150 Marina Village Parkway, Suite 103, Alameda, CA 94501, that is approximately 1,000 square feet and we lease storage space, on a lease with monthly payments of approximately $2,303 per month, which will increase by 4% annually until May 2005. Under this lease, we are required to pay a percentage of the property taxes, insurance and maintenance. We believe that our office and storage space is adequate for our current needs, and that additional space is available to us at a reasonable cost, if needed.

ITEM 3.        LEGAL  PROCEEDINGS.

     We are not a plaintiff or defendant in any litigation, nor is any litigation threatened against us.

ITEM 4.        SUBMISSION  OF  MATTERS  TO  A  VOTE OF SECURITY HOLDERS.

     There have been no matters submitted to a vote shareholders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 28, 2003, no public trading market exists for our common stock. We will use our best efforts to seek an NASD member firm to become our market maker and file a Form 15c2-11 shortly after we file this Form 10-KSB so that our common stock may trade on the OTCBB. We have no outstanding options, warrants, convertible securities or convertible debt.

     As of March 28, 2003, we had 11,250,000 shares of common stock outstanding held by 85 shareholders of record. We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

     In connection with the Merger by which we acquired Proton in November 2002, we issued 8,750,000 shares of our common stock to Edward Alexander. We valued this transaction at $170,000. This stock issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. At the same time, Mr. Alexander returned a like amount of our shares to us for cancellation that he had acquired from two of our former shareholders earlier in 2002. Also at the same time, our Board of Directors authorized a common stock dividend whereby each stockholder holder received an additional four shares for each one share held. The record date for this dividend was the close of business on November 16, 2002. The information in this Form 10-KSB has been adjusted to reflect the affect of the stock dividend.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

     Certain statements contained in this report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, of to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this Form 10-KSB, the following forward-looking factors could cause our future results to differ materially our forward-looking statements: competition, funding, government compliance and market acceptance of our products.

INTRODUCTION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-KSB. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.

     Our independent auditors made a going concern qualification in their report dated March 20, 2003, which raises substantial doubt about our ability to continue as a going concern. Our revenue decreased during 2002 and capital contributions were required from our president to fund operations. These conditions raise a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

     We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Our revenues are derived from sales of their industrial, environmental and residential systems
which alter the properties of water to produce functional water.   We believe
that this critical accounting policy affects our more significant judgments and estimates used in the preparation of its consolidated financial statements.

RESULTS OF OPERATIONS

     We had revenue of $303,734 in 2002 and revenue of $484,393 in 2001. We had net losses of $411,191 for the year ended December 31, 2002 and losses of $110,939 for the year ended December 31, 2001.

     We had net losses of $411,191 for the year ended December 31, 2002 and net losses of $110,939 for the year ended December 31, 2001.

     Cash used in operations for the year ended December 31, 2002 was $138,755 and cash used in operations for the year ended December 31, was $9,692.

     We have devoted a significant amount of time during 2002 to completing Proton's acquisition. A substantial amount of legal and accounting fees were incurred in the acquisition and Merger of Proton into the subsidiary of Bentley and the required filings with the Securities and Exchange Commission related to the Merger. The Merger activity significantly contributed to our net loss in 2002. The $411,000 loss reported for 2002 includes $170,000 related to the acquisition of Proton and the Merger, approximately $80,000 for legal and accounting fees related to the Merger, and $60,000 for compensation costs for officer services that we paid-in-kind with stock.

     We are currently seeking funds to expand our marketing and revenues. We have spent considerable time in contracting with several major overseas corporations for the co-development of enhanced antioxidant beverages for
distribution into the overseas markets.   We are working with Canadian business
associates to identify institutional businesses to market various disinfection applications based upon functional water, pending government approval.

     Major Customer. During 2002, sales to one customer accounted for 14% of
     --------------
total sales, and during 2001, sales to this customer accounted for 11% of total sales. As of December 31, 2002, the amount due from this customer accounted for 23% of accounts receivable and as of December 31, 2001, the amounts due from this customer accounted for 49% of accounts receivable. We believe that the loss of this customer would have a negative impact on us.

     Major Vendor. During the year ended December 31, 2002, our purchases from
     ------------
four vendors accounted for 96% of our total purchases. During the year ended December 31, 2001, purchases from one vendor accounted for 29% of our total purchases. As of December 31, 2002, amounts due to the four vendors accounted for 95% of accounts payable. As of December 31, 2001 amounts due to the one vendor accounted for 82% of accounts payable. We believe that the loss of these vendors would have a negative impact on us.

PLAN OF OPERATION

     During the period from March 14, 2000 through November 15, 2002, we did not engage in significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of our securities under the Securities Act of 1933, as amended, and capital raising. No revenues were received by us during that period. For the third quarter of 2002, we incurred a loss as a result of expenses associated with setting up a business structure to begin implementing our business plan.

     In November 2002, we acquired Proton Laboratories, LLC, which is active in the functional water business. This acquisition was reported in detail on our Form 8-K for the event dated November 15, 2002 as filed with the Commission on November 25, 2002. Proton is now our wholly-owned subsidiary.

LIQUIDITY

          As of December 31, 2002, we had cash on hand of $1,385. During 2002, our President funded some of our costs. Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the
sale of stock or borrowing.    There is no assurance that we will be able to
raise any equity financing or sell any our products at a profit.

ITEM 7.        FINANCIAL  STATEMENTS.

     The financial statements required by this item are set forth beginning on page F-1.

ITEM 8.        CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

     Since inception until 2002, Manning Elliott, Chartered Accountants, Vancouver, British Columbia, had served as our independent accountant. Until our change in control in 2002, our principal business operations were in Vancouver, British Columbia, Canada. In connection with our change in our control of and our acquisition and Merger of Proton as our wholly-owned subsidiary, our business operations have moved to California. We have determined that it is no longer appropriate to use a Canadian accountant. On October 9, 2002, our Board of Directors approved a change of accountants, to be effective as of the date of the Merger. Effective November 15, 2002, we dismissed Manning Elliott and engaged Hansen, Barnett & Maxwell of Salt Lake City, Utah, as our independent public accountants to audit our financial statements.

     Manning Elliott's report on the financial statements for the fiscal years ended December 31, 2000 and December 31, 2001, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. We believe, and have been advised by Manning Elliott, that it concurs with such belief, that for the fiscal years ended December 31, 2001 and December 31, 2000, and in the subsequent periods through the date of dismissal, we and Manning Elliott did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Manning Elliott, would have caused it to make reference in connection with its report on our financial statements to the subject matter of the disagreement.

     We requested that Manning Elliott furnish a letter addressed to the U.S. Securities and Exchange Commission stating whether Manning Elliott agrees with the above statements. This letter was submitted in our Form 8-K dated November 15, 2002 and filed with the Commission on November 25, 2002.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


EXECUTIVE OFFICERS AND DIRECTORS

NAME                    AGE                   POSITION
----------------------  ---  -------------------------------------------
Edward Alexander         51  Director, Chief Executive Officer, Chief
                             Financial Officer, President and Secretary

Dick Wullaert            66  Director, Vice President and
                             Chief Technical Officer

Michael Fintan Ledwith   60  Director

     Edward Alexander has been the owner and president of Proton Laboratories LLC since January, 2001. Proton introduced an electrolytic water separation technology that has many uses in industry, product formulations and consumer products. From January, 1997 to July, 1998, Mr. Alexander served as owner and president of Advanced H2O, LLC. In July, 1998 Mr. Alexander formed Advanced H2O, Inc. to specialize in bottled water production. Mr. Alexander continues to serve as a consultant to Advanced H2O, Inc. Prior to 1997, Mr. Alexander served as General Manager, Tomoe Incorporated and held various positions with various divisions of the U.S. Navy Resale System. In February 2002, the Securities and Exchange Commission accepted a settlement offer from Mr. Alexander and imposed a cease and desist order against Mr. Alexander from committing or causing any violation or future violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. This order was imposed in connection with a press release that Mr. Alexander was persuaded to release about Proton by a business associate whom Mr. Alexander trusted at the time.

     Dr. Dick Wullaert is currently President of Bioguard Industries, Inc., a small technical service company specializing in water and materials science research. Dr. Wullaert provides technical services for the production (system design, electrode development), use (disinfection, food processing, beverages, nutraceuticals, agriculture, organic agriculture, etc.) and testing (conventional and new) of functional water. He has held this position since 1994. Since 1997, he has also served as President of the Functional Water Society of North America (FWSNA), a non profit corporation dedicated to promoting the technology and applications of functional water. He has developed an extensive database of functional water technology and applications, organized conferences on functional water in the US, and participated in Functional Water Foundation Symposiums in Japan. From March 2000 to June 2001, he served as Chief Technology Officer of Advanced H2O, Inc., where he was responsible for research and development programs and the laboratory. From 1991 to 1999, he served as Senior Materials Engineer, of SAIC, an NRC, program on the technical basis for extending the license for dry cask storage of spent nuclear fuel. He managed several projects on the electrochemical treatment of water, developed new business in water technology and materials degradation, provided technical support to DOE-HQ on materials, structural integrity, and life extension issues, and he represented NRC and DOE on national consensus committees. He received his Ph.D. in Materials Science from Stanford in 1969.

     Dr. Michael Fintan Ledwith has been retired for the past five years. He was Professor of Systematic Theology at the Pontifical University of Maynooth in Ireland from 1976 to 1994. He was later Dean of the Faculty, Head of Department and Editor of "The Irish Theological Quarterly. He was later appointed as a Consulting Editor of the renowned international review "Communio" and still serves in that capacity. He was appointed Vice-President of the University in 1980, re-appointed in 1983, and was appointed President in 1985. He served as Chairman of the Committee of Heads of the Irish Universities and was a Member of the Governing Bureau of the European University Presidents' Federation (CRE). He retired from his Professorship on September 30, 1996 and has since continued to pursue his interest in research, writing, and lecturing in the field of actualizing human potential. Since November 2001 he has been a partner in World of Star Stuff, which markets whole food products.

COMMITTEES

     We do not have any audit, nominating, or compensation committees of the Board, or committees performing similar functions.

MEETINGS OF THE BOARD OF DIRECTORS

     The current Board did not hold any meetings during the year ended December 31, 2002.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of the our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. Edward Alexander was late in filing one Form 3.

ITEM 10.       EXECUTIVE  COMPENSATION

     The following table sets forth certain information as to our highest paid officers and directors for our fiscal year ended December 31, 2002. No other compensation was paid to any such officer or directors other than the compensation set forth below.

                                      SUMMARY COMPENSATION TABLE


                             Annual Compensation     Long-Term Compensation

                                                            Awards             Pay-Outs
                                           Other                 Securities              All
                                           Annual    Restricted  Under-                  Other
Name and                                   Compen-   Stock       lying                   Compen-
Principal      Year     Salary    Bonus    sation    Award(s)    Options/      LTIP      sation
Position                                                                       SARs      Payouts
                           $        $         $          $           #           $

Edward      2002   (1)   60,000       -0-       -0           -0-       -0-          -0-      -0-
Alexander,  2001   (1)   60,000       -0-       -0           -0-       -0-          -0-      -0-
CEO, CFO    2000   (2)


---------------
(1) Mr. Alexander did not receive any cash compensation. This amount was determined to be the value of his services and was recorded as additional paid in capital.
(2)  Proton commenced business in 2001.

OUTSTANDING  STOCK  OPTIONS

     We have not granted any options to purchase common stock and we do not have any outstanding options to purchase common stock.

COMPENSATION  OF  DIRECTORS

     Our directors do not receive cash compensation for their services as directors or members of committees of the Board of Directors.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.

     As a result of the Merger, Mr. Alexander became the majority owner of our common stock. The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 28, 2003, by:
(i) each person (including any group) known by us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) and our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name                              Amount of Shares     Class of    Percentage
and Address                      Beneficially Owned   Securities    of Class
-------------------------------  ------------------  ------------  -----------

Edward Alexander
1150 Marina Village Parkway,
Suite 103
Alameda, Ca 94501                         8,750,000  Common Stock        77.8%

Dick Wullaert
340 Old Mill Rd. #2
Santa Barbara, Ca 93110                         -0-  Common Stock         -0-%

Michael Fintan Ledwith
6610 Churchill Rd. SE
Tenino, WA 98589                                -0-  Common Stock         -0-%

Executive Officers & Directors
As A Group(3 Persons)                     8,750,000  Common Stock        77.8%


     We are not aware of any arrangements that could result in a change in control.

ITEM 12.       CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     In January 2001, Edward Alexander contributed $30,731 of inventory and $13,198 of property and equipment to us for commencement of the operations of Proton. The inventory and property and equipment were recorded at Mr. Alexander's basis due to the transaction being between related parties. In addition, during the year ended December 31, 2002, Mr. Alexander contributed $130,937 in cash to us and during the year ended December 31, 2001, Mr. Alexander contributed $27,700 in cash to us. He originally received the inventory and property and equipment through a severance agreement with a previous employer.

     During the years ended December 31, 2002 and 2001, Mr. Alexander did not receive any salary. However, we determined that the fair value of his services during 2002 and 2001 was $60,000 per year. We recorded a salary expense and contributed capital of $60,000 during the years ended December 31, 2002 and 2001. In connection with the Merger and the conversion of Proton from a limited liability company into a corporation, these contributions were reclassified to common stock and additional paid-in capital.

ITEM 13.       EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

Exhibit
Number

10.1     *     Agreement and Plan of Reorganization dated July 25, 2002
16.1     *     Letter  of  Manning  Elliott

---------------

*    Incorporated by reference to Form 8-K filed by Bentley on November 25,
     2002.


(b)  Reports on Form 8-K


     On November 25, 2002, we filed a form 8-K dated November 15, 2003 reporting
Item 1. Change In Control Of Registrant; Item 2. Acquisition Or Disposition Of Assets; Item 4. Changes In Registrant's Certifying Accountant; Item 5. Other Events; And Item 7. Financial Statements And Exhibits.


ITEM 14.       CONTROLS AND PROCEDURES.

     Edward Alexander, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Alameda, California.

                           BENTLEYCAPITALCORP.COM, INC.

April 9, 2003   (signed)
                        -------------------------------
                        By:  /s/ Edward Alexander
                             Edward Alexander
                             Director, Chief Executive Officer and
                             Chief Financial Officer




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 9, 2003   (signed)
                        -------------------------------
                        By: /s/ Edward Alexander
                            Edward Alexander
                            Director, Chief Executive Officer and
                            Chief Financial Officer




April 9, 2003   (signed)
                        -------------------------------
                        By: /s/ Dick Wullaert
                            Dick Wullaert
                            Director, Vice President and
                            Chief Technical Officer



April 9, 2003   (signed)
                        -------------------------------
                        By: /s/ Michael Fintan Ledwith
                            Michael Fintan Ledwith
                            Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
I, Edward Alexander, certify that:
1. I have reviewed this annual report on Form 10-KSB of BentleyCapitalCorp.com Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 9, 2003
(signed) __________________
Edward Alexander
/s/ Edward Alexander, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
I, Edward Alexander, certify that:
1. I have reviewed this annual report on Form 10-KSB of BentleyCapitalCorp.com Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 9, 2003
(signed) ________________
Edward Alexander
/s/ Edward Alexander, Chief Financial Officer

Certification of Chief Executive Officer of BentleyCapitalCorp.com, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

I, Edward Alexander, the Chief Executive Officer of BentleyCapitalCorp.com, Inc. hereby certify that BentleyCapitalCorp.com, Inc.'s periodic report on Form 10-KSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of BentleyCapitalCorp.com, Inc.

Date: April 9, 2003

(signed) ____________________
Edward Alexander
/s/ Edward Alexander, Chief Executive Officer





Certification of Chief Financial Officer of BentleyCapitalCorp.com, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

I, Edward Alexander, the Chief Financial Officer of BentleyCapitalCorp.com, Inc. hereby certify that BentleyCapitalCorp.com, Inc.'s periodic report on Form 10-KSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of BentleyCapitalCorp.com, Inc.

Date:  April 9, 2003

(signed) ___________________
Edward Alexander
/s/ Edward Alexander, Chief Financial Officer

                          BENTLEYCAPITALCORP.COM, INC



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                      AND
                        CONSOLIDATED FINANCIAL STATEMENTS




                           DECEMBER 31, 2002 AND 2001




                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS
                           BENTLEYCAPITALCORP.COM, INC

                          BENTLEYCAPITALCORP.COM, INC
                               TABLE OF CONTENTS
                                                                                     PAGE

Report of Independent Certified Public Accountants                                    F-2

Consolidated Balance Sheets - December 31, 2002 and 2001                              F-3

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the year ended
    December 31, 2002 and 2001                                                        F-5

Consolidated Statement of Cash Flows for the year ended December 31, 2002 and 2001    F-6

Notes to Consolidated Financial Statements                                            F-7

  HANSEN, BARNETT & MAXWELL                                  (801) 532-2200
 A Professional Corporation                                Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                           5 Triad Center, Suite 750
                                                      Salt Lake City, Utah 84180
                                                            www.hbmcpas.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors  and  the  Stockholders
BentleyCapitalCorp.com,  Inc.  and  subsidiaries

We have audited the consolidated balance sheets of BentleyCapitalCorp.com, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BentleyCapitalCorp.com as of December 31, 2002 and 2001, and the results of its consolidated operations and its cash flows for the years ended December 31, 2002 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, has suffered losses from operations and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 20, 2003


an independent member of                       Member of AICPA Division of Firms
    BAKER TILLY                                         Member of SECPS
    INTERNATIONAL

                           BENTLEYCAPITALCORP.COM, INC
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                          2002        2001
                                                       ----------  ----------
                           ASSETS
CURRENT ASSETS
  Cash                                                 $   1,385   $  12,618
  Accounts receivable, less allowance of $2,442
   and $1,800, respectively                               32,755      25,089
  Inventory, net of reserve for obsolescence of $5,572    20,661      65,441
                                                       ----------  ----------

    TOTAL CURRENT ASSETS                                  54,801     103,148
                                                       ----------  ----------

PROPERTY AND EQUIPMENT
  Furniture and fixtures                                   4,670       4,670
  Equipment and machinery                                 42,784      11,512
  Leasehold improvements                                   1,886       1,886
  Less:  accumulated depreciation                         (5,884)     (2,352)
                                                       ----------  ----------

    NET PROPERTY AND EQUIPMENT                            43,456      15,716
                                                       ----------  ----------

TOTAL ASSETS                                           $  98,257   $ 118,864
                                                       ==========  ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                     $ 127,638   $  98,174
  Accrued expenses                                           183           -
                                                       ----------  ----------

    TOTAL CURRENT LIABILITIES                            127,821      98,174
                                                       ----------  ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 20,000,000 shares authorized
    with a par value of $0.0001; no shares issued
    or outstanding.                                              -           -
  Common stock, 100,000,000 common shares
    authorized with a par value of $0.0001;
    11,250,000 and 2,338,273 shares issued
    and outstanding, respectively.                         1,126         234
  Additional paid in capital                             491,440     131,395
  Accumulated deficit                                   (522,130)   (110,939)
                                                       ----------  ----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (29,564)     20,690
                                                       ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $  98,257   $ 118,864
                                                       ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                           BENTLEYCAPITALCORP.COM, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                   2002         2001
                                                -----------  -----------

SALES                                           $  303,734   $  484,393

COST OF GOODS SOLD                                 210,091      316,147
                                                -----------  -----------

GROSS MARGIN                                        93,643      168,246
                                                -----------  -----------

OPERATING EXPENSES
  General and administrative expenses              274,873      219,157
  Fair value of officer services                    60,000       60,000
                                                -----------  -----------
    TOTAL OPERATING EXPENSES                       334,873      279,157
                                                -----------  -----------

LOSS FROM OPERATIONS                              (241,230)    (110,911)
                                                -----------  -----------

OTHER INCOME AND (EXPENSE)
  Loss on disposal of equipment                          -         (347)
  Loss on acquisition of BentleyCapitalCorp.com   (170,000)           -
  Interest income                                       39          319
                                                -----------  -----------
    TOTAL OTHER EXPENSE (NET)                     (169,961)         (28)
                                                -----------  -----------

NET LOSS                                        $ (411,191)  $ (110,939)
                                                ===========  ===========

BASIC AND DILUTED LOSS PER COMMON SHARE         $    (0.09)  $    (0.08)
                                                ===========  ===========

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                             4,647,953    1,436,029
                                                ===========  ===========


    The accompanying notes are an integral part of these consolidated financial statements.

                           BENTLEYCAPITALCORP.COM, INC
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                               PREFERRED STOCK      COMMON STOCK      ADDITIONAL
                                               ---------------  --------------------   PAID IN   ACCUMULATED
                                               SHARES  AMOUNT     SHARES     AMOUNT    CAPITAL    DEFICIT      TOTAL
                                               ------  -------  -----------  -------  ---------  ----------  ----------
BALANCE - DECEMBER 31, 2000                         -  $     -  $         -  $     -  $      -   $       -

Issuance for assets contributed
  by majority shareholder                           -        -      780,360       78    43,851           -      43,929

Issuance for cash contributions                     -        -      492,066       49    27,651           -      27,700

Issuance as compensation for officer services       -        -    1,065,847      107    59,893           -      60,000

Net loss for the period                             -        -            -        -         -    (110,939)   (110,939)
                                               ------  -------  -----------  -------  ---------  ----------  ----------

BALANCE - DECEMBER 31, 2001                         -        -    2,338,273      234   131,395    (110,939)     20,690

Issuance for cash contributions                     -        -    2,325,980      233   130,704           -     130,937

Issuance as compensation for officer services       -        -    1,065,847      107    59,893           -      60,000

Issuance for officer's acquisition of
  BentleyCapitalCorp.com stock.                     -        -    3,019,900      302   169,698           -     170,000

Issuance of common stock for net
  assets of BentleyCapitalCorp.com                  -        -    2,500,000      250      (250)          -           -

Net loss for the period                             -        -            -        -         -    (411,191)   (411,191)
                                               ------  -------  -----------  -------  ---------  ----------  ----------

BALANCE - DECEMBER 31, 2002                         -  $     -   11,250,000  $ 1,126  $491,440   $(522,130)  $ (29,564)
                                               ======  =======  ===========  =======  =========  ==========  ==========


    The accompanying notes are an integral part of these consolidated financial statements.

                           BENTLEYCAPITALCORP.COM, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                               2002        2001
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(411,191)  $(110,939)
  Adjustments to reconcile net loss to cash used
   in operating activities:
    Depreciation                                                3,532       2,525
    Loss on impairment of inventory                                 -       5,572
    Loss on disposal of property and equipment                      -         347
    Loss on acquisition of BentleyCapitalCorp.com             170,000           -
    Fair value of officer services                             60,000      60,000
    Changes in operating assets and liabilities
     Accounts receivable                                       (7,666)    (25,089)
     Inventory                                                 16,923     (40,282)
     Accounts payable                                          29,464      98,174
     Accrued expenses                                             183           -
                                                            ----------  ----------

    NET CASH USED IN OPERATING ACTIVITIES                    (138,755)     (9,692)
                                                            ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                           (3,415)     (5,390)
                                                            ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES                          (3,415)     (5,390)
                                                            ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital contributions                                        130,937      27,700
                                                            ----------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     130,937      27,700
                                                            ----------  ----------

NET INCREASE (DECREASE) IN CASH                               (11,233)     12,618

CASH AT BEGINNING OF PERIOD                                    12,618           -
                                                            ----------  ----------

CASH AT END OF PERIOD                                       $   1,385   $  12,618
                                                            ==========  ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment contributed by majority shareholder  $       -   $  13,198
Inventory contributed by majority shareholder               $       -   $  30,731
Transfer of inventory to equipment                          $  27,857   $       -


    The accompanying notes are an integral part of these consolidated financial statements.

                           BENTLEYCAPITALCORP.COM, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATIONS

ORGANIZATION- Proton Laboratories, LLC. (Proton) was incorporated on February 16, 2000 in the State of California. Proton did not begin its operations until January 1, 2001. On January 1, 2001, Proton's sole owner contributed inventory and property and equipment to the Company.

BentleyCapitalCorp.com Inc. (Bentley) was incorporated in the State of Washington on March 14, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the Province of British Columbia, Canada. The Company was in the development stage.

On November 15, 2002, Proton entered into an Agreement and Plan of Reorganization with Bentley whereby the Company merged with and into VWO I Inc.
(VWO), a wholly owned subsidiary of Bentley (the "Merger"). As a result of the Merger, Proton's sole owner, Edward Alexander, exchanged 100% of his ownership for 8,750,000 shares of Bentley common stock, par value $0.0001 per share. Prior to the Merger, Proton's sole owner (Mr. Alexander) entered into a Stock Purchase Agreement with certain shareholders of Bentley. Under the Stock Purchase Agreement, Mr. Alexander purchased 8,750,000 shares of common stock of Bentley from certain Bentley shareholders for $170,000. The 8,750,000 shares Mr. Alexander acquired were canceled as part of the Merger. VWO I Inc. changed its name to Proton Laboratories, Inc. (Proton) as part of the Merger.

In accordance with SFAS 141 Business Combinations and EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, the Merger has been accounted for as the reorganization of Proton and the acquisition of Bentley's assets for $170,000 using the purchase method of accounting. There were no material assets or liabilities of Bentley at the time of the Merger, accordingly, the $170,000 paid by Mr. Alexander has been reflected as a loss on the acquisition of Bentley in the accompanying financial statements. For financial statement purposes Proton is considered the parent corporation but maintains BentleyCapitalCorp.com, Inc as its business name and hereafter is collectively referred to as the "Company".

BASIS OF PRESENTATION- Proton changed from an LLC to a corporation on November 15, 2002. The effect of the corporate status of the Company has been reflected in the accompanying consolidated financial statements. The accompanying financial statements have been restated to reflect the shares of common stock acquired through the merger as though they had been issued on the dates capital contributions were received from the majority owner of the Company, including the fair value of services rendered and the $170,000 to acquire the interest in Bentley.

CONSOLIDATION POLICY- The accompanying consolidated financial statements reflect the financial position of and operations for Proton as of and for the years ended December 31, 2002 and 2001 and the operations of Bentley for the period from November 15, 2002 through December 31, 2002. All significant intercompany transactions have been eliminated in consolidation.

NATURE  OF  OPERATIONS  -  The  Company's  operations  are  located  in Alameda,
California. The core business of the Company consists of the sales and marketing of the Company's industrial, environmental and residential systems which alter the properties of water to produce functional water throughout the United States of America. The Company acts as an exclusive importer and master distributor of these products to various companies in which uses for the product

                           BENTLEYCAPITALCORP.COM, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


range from food processing to retail water sales. Additionally, the Company formulates intellectual properties under licensing agreements, supply consumer products, consult on projects utilizing functional water, facilitate between manufacturer and industry and act as educators on the benefits of functional water.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS -The Company is subject to concentration of credit risk with respect to sales primarily in the functional water industry and sales to a significant customer and purchases from a significant vendor. Accounts receivable are generally unsecured. The Company normally obtains payments from customers prior to delivery of the related products. Otherwise, the Company does not require collateral for accounts receivable. The amounts reported as accounts receivable, inventory, accounts payable, and accrued expenses are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements.

BUSINESS CONDITION - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred net losses of $411,191 and $110,939 for the years ended December 31, 2002 and 2001, respectively. Cash used in operations for the years ended December 31, 2002 and 2001 was $138,755 and $9,692, respectively. The Company's revenues decreased during 2002 and capital contributions were required from the company's president to fund operations. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has devoted a significant amount of time during 2002 to the public filing process. A substantial amount of legal and accounting fees were incurred in the acquisition and merger with BentleyCapitalCorp.com and the required filings due to the merger. These items significantly contributed to the net loss of the Company in 2002. The $411,000 loss reported for 2002 includes
$170,000 for the acquisition of BentleyCapitalCorp.com, approximately $80,000 for legal and accounting fees related to the acquisition, and $60,000 for compensation costs for officer services paid with stock.

The Company is currently in a start-up phase and working towards raising public funds to expand its marketing and revenues. The Company has spent considerable time in contracting with several major overseas corporations for the co-development of enhanced antioxidant beverages for distribution into the overseas markets. In addition, the Company is working with its Canadian business associates to identify institutional businesses to market various disinfection applications based upon functional water, pending government approval.

                           BENTLEYCAPITALCORP.COM, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

INVENTORY - Inventory consists of purchased finished goods and is stated at the lower of cost (using the first-in, first-out method) or market value. The inventory obsolescence reserve was $5,572 as of December 31, 2002 and 2001.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 3 to 7 years. Depreciation expense for the years ended December 31, 2002 and 2001, was $3,532 and $2,525, respectively. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

The Company records impairment losses on property and equipment when indicators of impairment are present and estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

BASIC AND DILUTED LOSS PER SHARE -Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares, except during periods when those potentially issuable common shares would decrease the loss per share. There were no potentially issuable common shares at December 31, 2002 and 2001.

INCOME TAXES - Prior to November 15, 2002, the Company was taxed as an LLC. Under those provisions, the Company did not pay federal or state corporate income taxes on its taxable income. Instead, the Company's income or loss was passed through to the sole shareholder and reported on the individual's income tax return. Beginning on November 15, 2002, the Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances and adjustments are provided as necessary.

ADVERTISING - The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense for the year ended December 31, 2002 and 2001 was $5,177 and $8,486, respectively.

                           BENTLEYCAPITALCORP.COM, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


MAJOR CUSTOMER - During the years ended December 31, 2002 and 2001, sales to one customer accounted for 14% and 11% of total sales, respectively. As of December 31, 2002 and 2001 amounts due from this customer accounted for 23% and 49% of accounts receivable, respectively. The Company believes the loss of this customer may have a negative impact on the Company's financial statements.

MAJOR VENDOR - During the year ended December 31, 2002, purchases from four vendors accounted for 96% of total purchases. During the year ended December 31, 2001, purchases from one vendor accounted for 29% of total purchases. As of December 31, 2002, amounts due to the four vendors accounted for 95% of accounts payable. As of December 31, 2001 amounts due to the one vendor accounted for 82% of accounts payable. The Company believes the loss of these vendors may have a negative impact on the Company's financial statements.

REVENUE RECOGNITION - The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that arrangement exists;
(ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. The Company's revenues are derived from sales of their industrial, environmental and residential systems which alter the properties of water to produce functional water.

NEW ACCOUNTING STANDARDS - SFAS No. 141, "Business Combinations," requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the usage of the pooling of interests method of accounting for business combinations. The provisions of SFAS No. 141 relating to the application of the purchase method are generally effective for business combinations completed after July 1, 2001. Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill. The Company utilized this standard in the above mentioned merger.

SFAS No. 142, "Goodwill and Other Intangible Assets," changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets will be generally effective for the Company at the beginning of 2002, except that certain provisions related to goodwill and other intangible assets are effective for business combinations completed after July 1, 2001. The Company does not believe this statement has any impact to the Company as of December 31, 2002 or 2001.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it has occurred. The asset retirement obligations will be capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long- lived assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier adoption permitted. Currently, the Company does not believe this statement will have any impact to the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with an earlier adoption encouraged. The Company is evaluating the impact of adopting SFAS No. 144 but believes it will not have a material effect on the Company's results of operations or financial position.

                           BENTLEYCAPITALCORP.COM, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, the statement modifies the criteria classification of gains and losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

On January 1, 2001, the Company's president contributed $30,731 of inventory and $13,198 of property and equipment to the Company for commencement of their operations. The inventory and property and equipment were recorded at the member's basis due to the transaction being between related parties. In addition during the years ended December 31, 2002 and 2001 the president contributed $130,937 and $27,700 in cash to the Company, respectively. The president originally received the inventory and property and equipment through a severance agreement with a previous employer.

During the years ended December 31, 2002 and 2001, the president did not receive any amounts related to his salary. The Company determined that the fair value of the member services during 2002 and 2001 were $60,000 per year. Thus the Company recorded a salary expense and contributed capital of $60,000 during the years ended December 31, 2002 and 2001.

As part of the merger and the Company becoming a corporation these contributions were reclassified to common stock and additional paid-in capital.

                           BENTLEYCAPITALCORP.COM, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

There was no provision for or benefit from income tax for any period. Prior to November 15, 2002, the Company was taxed as an LLC. The components of the net deferred tax asset at December 31, 2002 is as follows:


     Bad debt reserve                  $    258
     Depreciation                           124
     Net operating loss carry forward    17,923
     Less: valuation allowance          (18,305)
                                       ---------

     NET DEFERRED TAX ASSET            $      -
                                       =========


For tax reporting purposes, the Company has net operating loss carry forwards in the amount of $44,662 which will expire in 2023.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for August 2002 through December 2002:


     Benefit at statutory rate (34%)                $(73,308)
     Non-deductible expenses                          68,220
     Change in valuation allowance                    18,305
     State tax benefit, net of federal tax effect    (13,217)
                                                    ---------

     NET BENEFIT FROM INCOME TAXES                  $      -
                                                    =========


NOTE 5 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company currently leases office and storage space from a third party. On March 6, 2002, the Company entered into a new lease agreement to pay a monthly lease payment increasing by 4% annually until May 2005. Additionally, under the lease the Company is required to pay a percentage of the property taxes and maintenance expenses.

Future minimum lease payments under operating the lease obligation as of December 31, 2002, was as follows:

     Year ending December 31:
          2003                                    27,647
          2004                                    28,441
          2005                                    11,990
                                                 -------

     Minimum lease payments                      $68,078
                                                 =======



Rent expense for the years ended December 31, 2002 and 2001 was $39,360 and $27,029.