Form 10QSB
period 2003-03-31
BENTLEY CAPITAL CORP COM INC
filed 2003-05-20
CIK 1110781

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
       [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

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
                            ISSUER'S TELEPHONE NUMBER

  AS OF MAY 19, 2003, THERE WERE 11,250,000 SHARES OF COMMON STOCK OUTSTANDING.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT    | | YES     |X| NO

                                     PART I

                              FINANCIAL INFORMATION

Item 1.          Financial Statements

                            BENTLEYCAPITALCORP.COM, INC
                            ---------------------------
                                 TABLE OF CONTENTS
                                 -----------------
                                                                              PAGE
                                                                              ----
Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002  F-1

Condensed Consolidated Statements of Operations for the three months ended
   March 31, 2003 and 2002                                                    F-2

Condensed Consolidated Statement of Cash Flows for the three months ended
   March 31, 2003 and 2002                                                    F-3

Notes to Condensed Consolidated Financial Statements                          F-4

BENTLEYCAPITALCORP.COM
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        MARCH 31,    DECEMBER 31,
                                                             2003            2002
---------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                  $    4,663   $       1,385
Accounts receivable, less allowance of $2,442             33,694          32,755
Inventory, net of reserve for obsolescence of $5,572      17,334          20,661
---------------------------------------------------------------------------------

  TOTAL CURRENT ASSETS                                    55,691          54,801
---------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Furniture and fixtures                                     4,670           4,670
Equipment and machinery                                   42,784          42,784
Leasehold improvements                                     1,886           1,886
Less:  accumulated depreciation                           (7,762)         (5,884)
---------------------------------------------------------------------------------

  NET PROPERTY AND EQUIPMENT                              41,578          43,456
---------------------------------------------------------------------------------

TOTAL ASSETS                                          $   97,269   $      98,257
=================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                      $  135,668   $     127,638
Accrued expenses                                               -             183
Deferred revenue                                          13,365               -
---------------------------------------------------------------------------------

  TOTAL CURRENT LIABILITIES                              149,033         127,821
---------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Preferred stock, 20,000,000 shares authorized
  with a par value of $0.0001; no shares issued
  or outstanding.                                              -               -
Common stock, 100,000,000 common shares
  authorized with a par value of $0.0001;
  11,250,000 shares issued and outstanding,                1,126           1,126
Additional paid in capital                               509,331         491,440
Accumulated deficit                                     (562,221)       (522,130)
---------------------------------------------------------------------------------

  TOTAL STOCKHOLDERS' DEFICIT                            (51,764)        (29,564)
---------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $   97,269   $      98,257
=================================================================================


    The accompanying notes are an integral part of these condensed consolidated financial statements.

BENTLEYCAPITALCORP.COM, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31                      2003         2002
------------------------------------------------------------------
SALES                                    $    63,726   $   79,526

COST OF GOODS SOLD                            35,928       73,028
------------------------------------------------------------------

GROSS MARGIN                                  27,798        6,498
------------------------------------------------------------------

OPERATING EXPENSES
General and administrative expenses           52,889       41,255
Fair value of officer services                15,000       15,000
------------------------------------------------------------------
  TOTAL OPERATING EXPENSES                    67,889       56,255
------------------------------------------------------------------

NET LOSS                                     (40,091)     (49,757)
==================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE  $     (0.00)  $    (0.02)
------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                      11,250,000    2,587,378
------------------------------------------------------------------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

BENTLEYCAPITALCORP.COM, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31                       2003       2002
-------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(40,091)  $(49,757)
Adjustments to reconcile net loss to cash used
 in operating activities:
 Depreciation                                           1,878        883
 Fair value of officer services                        15,000     15,000
 Changes in operating assets and liabilities
  Accounts receivable                                    (939)     4,344
  Inventory                                             3,327      1,714
  Accounts payable                                      8,030      8,792
  Accrued expenses                                       (183)         -
  Deferred revenue                                     13,365          -
-------------------------------------------------------------------------

 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      387    (19,024)
-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                         -     (2,342)
-------------------------------------------------------------------------

 NET CASH USED IN INVESTING ACTIVITIES                      -     (2,342)
-------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                   2,891     14,125
-------------------------------------------------------------------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES              2,891     14,125
-------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                         3,278     (7,241)

CASH AT BEGINNING OF PERIOD                             1,385     12,618
-------------------------------------------------------------------------

CASH AT END OF PERIOD                                $  4,663   $  5,377
=========================================================================


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BENTLEYCAPITALCORP.COM, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATIONS

ORGANIZATION- Proton Laboratorie-s, LLC. (Proton) was incorporated on February 16, 2000 in the State of California. Proton did not begin its operations until January 1, 2001. On January 1, 2001, Proton's sole owner contributed inventory and property and equipment to the Company.

BentleyCapitalCorp.com Inc. (Bentley) was incorporated in the State of Washington on March 14, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the Province of British Columbia, Canada. The Company was in the development stage.

On November 15, 2002, Proton entered into an Agreement and Plan of Reorganization with Bentley whereby the Company merged with and into VWO I Inc.
(VWO), a wholly owned subsidiary of Bentley (the "Merger"). As a result of the Merger, Proton's sole owner, Edward Alexander, exchanged 100% of his ownership for 8,750,000 shares of Bentley common stock, par value $0.0001 per share. Prior to the Merger, Proton's sole owner (Mr. Alexander) entered into a Stock Purchase Agreement with certain shareholders of Bentley. Under the Stock Purchase Agreement, Mr. Alexander purchased 8,750,000 shares of common stock of Bentley from certain Bentley shareholders for $170,000. The 8,750,000 shares Mr. Alexander acquired were canceled as part of the Merger. VWO I Inc. changed its name to Proton Laboratorie-s, Inc. (Proton) as part of the Merger.

The Merger has been accounted for as the reorganization of Proton and the acquisition of Bentley's assets using the purchase method of accounting. For financial statement purposes Proton is considered the parent corporation but maintains BentleyCapitalCorp.com, Inc as its business name and hereafter is collectively referred to as the "Company".

BASIS OF PRESENTATION- Proton changed from an LLC to a corporation on November 15, 2002. The effect of the corporate status of the Company has been reflected in the accompanying consolidated financial statements. The accompanying financial statements have been restated to reflect the shares of common stock acquired through the merger as though they had been issued on the dates capital contributions were received from the majority owner of the Company, including the fair value of services rendered and the acquisition of Bentley.

CONSOLIDATION POLICY- The accompanying consolidated financial statements reflect the financial position of Proton as of March 31, 2003 and December 31, 2002. The results of its operations include the activity of Proton for the three months ended March 31, 2003 and 2002 and the activity of Bentley for the three months ended March 31, 2003. All significant intercompany transactions have been eliminated in consolidation.

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements include the accounts of BentleyCapitalCorp.com and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as
Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

                           BENTLEYCAPITALCORP.COM, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred net losses of $40,091 and $49,757 for the three months ended March 31, 2003 and 2002, respectively. Cash provided by operations for the three months ended March 31, 2003 was $387. The Company's revenues decreased during 2003 and capital contributions were required from the Company's president to fund operations.

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

NOTE  3  -  CONTRIBUTED  CAPITAL

During the three months ended March 31, 2003, the president contributed $2,890 in cash to the Company. In addition, during the three months ended March 31, 2003, the president did not receive any amounts related to his salary. The Company determined that the fair value of the president's services during the three months ended was $15,000. Thus the Company recorded a salary expense and contributed capital of $15,000 during the three months ended March 31, 2003.

Item  2.     Management's  Discussion  and  Analysis


FORWARD-LOOKING STATEMENT

     Certain statements contained in this report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, of to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this Form 10-QSB, the following forward-looking factors could cause our future results to differ materially our forward-looking statements: competition, funding, government compliance and market acceptance of our products.

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

     Our independent auditors made a going concern qualification in their report dated March 20, 2003, which raises substantial doubt about our ability to continue as a going concern. Our revenue decreased during 2002 and capital contributions were required from our president to fund operations. These conditions raise a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

     We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Our revenues are derived from sales of industrial, environmental and residential systems which alter the properties of water to produce functional water. We believe that this critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Our fiscal year end is December 31.

RESULTS OF OPERATIONS

     We had revenue of $63,726 for the quarter ended March 31, 2003, compared to revenue of $79,526 for the quarter ended March 31, 2002.

     We had a net loss of $40,091 for the quarter ended March 31, 2003, compared to a net loss of $49,757 for the quarter ended March 31, 2002.

     Cash provided by operating activities was $387 for the quarter ended March 31, 2003, compared to cash used in operating activities $19,024 for the quarter ended March 31, 2002.

     We devoted a significant amount of time during year ended December 31, 2002 and the quarter ended March 31, 2003 to completing our acquisition of Proton Laboratories. A substantial amount of legal and accounting fees were incurred in the acquisition and merger of Proton into our subsidiary and the required filings with the Securities and Exchange Commission related to the merger. The merger activity significantly contributed to our net loss in the quarter ended March 31, 2003.

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

PLAN OF OPERATION

     During the period from March 14, 2000 through November 15, 2002, we did not engage in significant operations other than organizational activities, acquisition of the rights to market the products of Vitamineralherb.com, Inc., the preparation for registration of our securities under the Securities Act of 1933, as amended, and capital raising. No revenues were received by us during that period.

     Since our acquisition of Proton Laboratories in November 2002, our business has been focused on marketing functional water equipment and systems. Alkaline-concentrated functional water may have health-beneficial properties and may be used for drinking and cooking purposes. Acidic-concentrated functional water may be used as a topical, astringent medium. We may become active in marketing Vitamineralherb.com products in the future if the licensor, Vitamineralherb.com, Inc., establishes an active e-business web site

LIQUIDITY

     As of March 31, 2003, we had cash on hand of $4,663. Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any our products at a profit.

     During the three months ended March 31, 2003, our President contributed $2,890 in cash to us. During the three months ended March 31, 2003, our President did not receive any amounts related to his salary. We determined that the fair value of our President's services during these three months was $15,000 and we recorded a salary expense and contributed capital of $15,000 during the three months ended March 31, 2003.

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

                    None.

Item  5.     Other  Information.

                    None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

                    (a)  Exhibits.

                         99.1 Certification
                         99.2 Certification

                    (b)  Reports  on  Form  8-K.

                         On April 1, 2003, we filed a Form 8-K Amendment Number 1 reporting Item 7 Financial Statements.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   BENTLEYCAPITALCORP.COM, INC.



Date: May 20, 2003     (signed)______________________

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


Date:  May 20, 2003


(signed)____________________
Edward Alexander
/s/ Edward Alexander
Chief Executive Officer

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


Date:  May 20, 2003


(signature)_____________________________
Edward Alexander
/s/ Edward Alexander
Chief Accounting Officer