Form 10QSB
period 2003-06-30
BENTLEY CAPITAL CORP COM INC
filed 2003-08-14
CIK 1110781

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB
(Mark  One)

[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934 For The Quarter Ended June 30, 2003.

[ ] Transition Report Under Section 13 or 15(d) off the Securities Exchange Act of 1934

For  The  Transition  Period  From  _____  To  ______

Commission  File  No.  000-31883


                           BENTLEYCAPITALCORP.COM INC.
                 (Name of Small Business Issuer in Its Charter)

                Washington                                   91-2022700
       (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                    Identification No.)

                     1150 Marina Village Parkway, Suite 103
                          Alameda, Ca            94501
                                 (510)  865-6412
           (Address Of Principal Executive Offices, Telephone Number)



As of August 14, 2003, there were 11,250,000 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format      |  |  Yes     |X|  No

                                     PART I

                              FINANCIAL INFORMATION

Item  1.    Financial  Statements



                           BENTLEYCAPITALCORP.COM INC
                                TABLE OF CONTENTS


PAGE
Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002   F-1

Condensed Consolidated Statements of Operations for the three and six months
   ended June 30, 2003 and 2002                                               F-2

Condensed Consolidated Statements of Cash Flows for the six months ended
   June 30, 2003 and 2002                                                     F-3

Notes to Condensed Consolidated Financial Statements                          F-4

BENTLEYCAPITALCORP.COM INC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                        JUNE 30,    DECEMBER 31,
                                                          2003          2002
---------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                   $   7,054   $       1,385
Accounts receivable, less allowance of $2,442             27,711          32,755
Inventory, net of reserve for obsolescence of $5,572      16,735          20,661
---------------------------------------------------------------------------------

  TOTAL CURRENT ASSETS                                    51,500          54,801
---------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Furniture and fixtures                                     4,670           4,670
Equipment and machinery                                   42,784          42,784
Leasehold improvements                                     1,886           1,886
Less:  accumulated depreciation                           (9,640)         (5,884)
---------------------------------------------------------------------------------

  NET PROPERTY AND EQUIPMENT                              39,700          43,456
---------------------------------------------------------------------------------

TOTAL ASSETS                                           $  91,200   $      98,257
---------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                       $ 145,309   $     127,638
Accrued expenses                                               -             183
---------------------------------------------------------------------------------

  TOTAL CURRENT LIABILITIES                              145,309         127,821
---------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Preferred stock, 20,000,000 shares authorized
  with a par value of $0.0001; no shares issued
  or outstanding.                                              -               -
Common stock, 100,000,000 common shares
  authorized with a par value of $0.0001;
  11,250,000 shares issued and outstanding,                1,126           1,126
Additional paid in capital                               521,350         491,440
Accumulated deficit                                     (576,585)       (522,130)
---------------------------------------------------------------------------------

  TOTAL STOCKHOLDERS' DEFICIT                            (54,109)        (29,564)
---------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $  91,200   $      98,257
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BENTLEYCAPITALCORP.COM INC
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                     FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                              JUNE 30,                   JUNE 30,
                                     -------------------------  -------------------------
                                         2003         2002          2003         2002
--------------------------------------------------------------  -------------------------
SALES                                $    63,674   $   78,020   $   127,400   $  157,546

COST OF GOODS SOLD                        20,424       45,945        56,352      118,973
-----------------------------------------------------------------------------------------

GROSS MARGIN                              43,250       32,075        71,048       38,573
-----------------------------------------------------------------------------------------

OPERATING EXPENSES
General and administrative expenses       42,614       85,802        95,503      127,057
Fair value of officer services            15,000       15,000        30,000       30,000
-----------------------------------------------------------------------------------------
  TOTAL OPERATING EXPENSES                57,614      100,802       125,503      157,057
-----------------------------------------------------------------------------------------

NET LOSS                             $   (14,364)  $  (68,727)  $   (54,455)  $ (118,484)
-----------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER
  COMMON SHARE                       $     (0.00)  $    (0.02)  $     (0.00)  $    (0.04)
-----------------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                  11,250,000    3,389,017    11,250,000    2,992,651
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

BENTLEYCAPITALCORP.COM  INC
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                       ---------------------
                                                         2003        2002
----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(54,455)  $(118,484)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                            3,756       1,766
  Fair value of officer services                         30,000      30,000
  Changes in operating assets and liabilities
    Accounts receivable                                   4,954       2,256
    Inventory                                             3,926       5,268
    Accounts payable                                     17,671      15,558
    Accrued expenses                                       (183)          -
----------------------------------------------------------------------------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     5,669     (63,636)
----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                           -      (2,345)
----------------------------------------------------------------------------

  NET CASH USED IN INVESTING ACTIVITIES                       -      (2,345)
----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                         -      58,218
----------------------------------------------------------------------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                   -      58,218
----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                           5,669      (7,763)

CASH AT BEGINNING OF PERIOD                               1,385      12,618
----------------------------------------------------------------------------

CASH AT END OF PERIOD                                  $  7,054   $   4,855
----------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BENTLEYCAPITALCORP.COM INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Merger has been accounted for as the reorganization of Proton and the acquisition of Bentley's assets using the purchase method of accounting. For financial statement purposes Proton is considered the parent corporation but maintains BentleyCapitalCorp.com Inc as its business name and hereafter is collectively referred to as the "Company".

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

CONSOLIDATION POLICY- The accompanying consolidated financial statements reflect the financial position of Proton as of June 30, 2003 and December 31, 2002. The results of its operations include the activity of Proton for the three months ended June 30, 2003 and 2002 and the activity of Proton and Bentley for the six months ended June 30, 2003. All significant intercompany transactions have been eliminated in consolidation.

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements include the accounts of BentleyCapitalCorp.com and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial

                           BENTLEYCAPITALCORP.COM INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATIONS  (CONTINUED)

statements  included  in  the  Company's December 31, 2002 Annual Report on Form
10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

NOTE  2  -  BUSINESS  CONDITION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred net losses of $54,455 and $118,484 for the six months ended June 30, 2003 and 2002, respectively. Cash provided by operations for the six months ended June 30, 2003 was $5,669. The Company's revenues decreased during 2003 and capital contributions were required from the Company's president to fund operations.

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

During the six months ended June 30, 2003, the president did not receive any amounts related to his salary. Thus the Company recorded a salary expense and contributed capital for the fair value the president's services. During the six months ended June 30, 2003 the president contributed $29,911 in the form of his salary and cash.

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

     Our fiscal year end is December 31.

RESULTS  OF  OPERATIONS-QUARTERS  ENDED  JUNE  30,  2003  AND  2002.

     We had revenue of $63,674 for the quarter ended June 30, 2003, compared to revenue of $78,020 for the quarter ended June 30, 2002.

     We had a net loss of $14,364 for the quarter ended June 30, 2003, compared to a net loss of $68,727 for the quarter ended June 30, 2002.

RESULTS  OF  OPERATIONS-SIX  MONTHS  ENDED  JUNE  30,  2003  AND  2002.

     We had revenue of $127,400 for the six months ended June 30, 2003, compared to revenue of $157,546 for the six months ended June 30, 2002.

     We had a net loss of $54,455 for the six months ended June 30, 2003, compared to a net loss of $118,484 for the six months ended June 30, 2002.

     Cash provided by operating activities was $5,669 for the six months ended June 30, 2003, compared to cash used in operating activities $63,636 for the six months ended June 30, 2002.

     We devoted a significant amount of time during year ended December 31, 2002, the six months ended June 30, 2003 and the quarter ended June 30, 2003 to completing our acquisition of Proton Laboratories. A substantial amount of legal and accounting fees were incurred in the acquisition and merger of Proton into our subsidiary and the required filings with the Securities and Exchange Commission related to the merger. The merger activity significantly contributed to our net loss in the quarter ended June 30, 2003.

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

     As of June 30, 2003, we had cash on hand of $7,054. Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any our products at a profit.

     During the six months ended June 30, 2003, our President did not receive any amounts related to his salary. During the six months ended June 30, 2003, our President contributed his services and capital contributions to us. We determined that the fair value of our President's services and capital contributions during the six months ended June 30, 2003 was $29,911. We recorded a salary expense and contributed capital of $29,911 during the six months ended June 30, 2003.

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

                    None.

Item  3.     Defaults  Upon  Senior  Securities.

                    None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

                    None.

Item  5.     Other  Information.

                    None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.


               (a)  Exhibits.


Exhibit     31.1          Certification.

Exhibit     31.2          Certification.

Exhibit     32.1          Certification.

Exhibit     32.2          Certification.

               (b)  Reports on Form 8-K.

     On April 1, 2003, we filed a Form 8-K Amendment Number 1 reporting Item 7 Financial Statements.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BENTLEYCAPITALCORP.COM INC.


Date:  August  14,  2003               (signed)  __________________________

                                       By:  /s/  Edward  Alexander
                                       Edward  Alexander
                                       Chief  Executive  Officer,
                                       Director,  President,  and
                                       Chief  Accounting  Officer