Form 10QSB
period 2003-09-30
BENTLEY CAPITAL CORP COM INC
filed 2003-11-13
CIK 1110781

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB
(Mark  One)

[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934 For The Quarter Ended September 30, 2003.

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


As of November 12, 2003, there were 11,250,000 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format      |  |  Yes     |X|  No

                                     PART I

                              FINANCIAL INFORMATION



Item  1.    Financial  Statements


                              BENTLEYCAPITALCORP.COM INC
                                  TABLE OF CONTENTS

                                                                                 PAGE

Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002  F-1

Condensed Consolidated Statements of Operations for the three and nine months
   ended September 30, 2003 and 2002                                              F-2

Condensed Consolidated Statements of Cash Flows for the nine months ended
   September 30, 2003 and 2002                                                    F-3

Notes to Condensed Consolidated Financial Statements                              F-4

BENTLEYCAPITALCORP.COM  INC
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                2003             2002
-------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                  $        8,762   $       1,385
Accounts receivable, less allowance of $2,442                 32,229          32,755
Inventory, net of reserve for obsolescence of $5,572          71,390          20,661
-------------------------------------------------------------------------------------

  TOTAL CURRENT ASSETS                                       112,381          54,801
-------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Furniture and fixtures                                         4,670           4,670
Equipment and machinery                                       42,784          42,784
Leasehold improvements                                         1,886           1,886
Less:  accumulated depreciation                              (11,518)         (5,884)
-------------------------------------------------------------------------------------

  NET PROPERTY AND EQUIPMENT                                  37,822          43,456
-------------------------------------------------------------------------------------

TOTAL ASSETS                                          $      150,203   $      98,257
-------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                      $      124,860   $     127,638
Accrued expenses                                                   -             183
Deferred revenue                                              18,988               -
Shareholder loan                                              84,000               -
-------------------------------------------------------------------------------------

  TOTAL CURRENT LIABILITIES                                  227,848         127,821
-------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Preferred stock, 20,000,000 shares authorized
  with a par value of $0.0001; no shares issued
  or outstanding.                                                  -               -
Common stock, 100,000,000 common shares
  authorized with a par value of $0.0001;
  11,250,000 shares issued and outstanding,                    1,126           1,126
Additional paid in capital                                   536,350         491,440
Accumulated deficit                                         (615,121)       (522,130)
-------------------------------------------------------------------------------------

  TOTAL STOCKHOLDERS' DEFICIT                                (77,645)        (29,564)
-------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $      150,203   $      98,257
-------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

BENTLEYCAPITALCORP.COM  INC
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

                                    FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                    --------------------------  -------------------------
                                         2003         2002          2003         2002
--------------------------------------------------------------  -------------------------

SALES                                $    62,431   $   69,060   $   189,831   $  226,606

COST OF GOODS SOLD                        31,180       29,460        87,532      148,433
-----------------------------------------------------------------------------------------

GROSS MARGIN                              31,251       39,600       102,299       78,173
-----------------------------------------------------------------------------------------

OPERATING EXPENSES
General and administrative expenses       54,787       56,083       150,290      183,140
Fair value of officer services            15,000       15,000        45,000       45,000
-----------------------------------------------------------------------------------------
  TOTAL OPERATING EXPENSES                69,787       71,083       195,290      228,140
-----------------------------------------------------------------------------------------

NET LOSS                             $   (38,536)  $  (31,483)  $   (92,991)  $ (149,967)
-----------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER
  COMMON SHARE                       $     (0.00)  $    (0.01)  $     (0.01)  $    (0.04)
-----------------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                  11,250,000    4,493,969    11,250,000    3,500,450
-----------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

BENTLEYCAPITALCORP.COM  INC
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                                FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                -------------------------
                                                    2003        2002
-------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $  (92,991)  $  (149,967)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                       5,634         2,614
  Fair value of officer services                    45,000        45,000
  Changes in operating assets and liabilities
    Accounts receivable                                436        (7,171)
    Inventory                                      (50,729)        2,495
    Accounts payable                                (2,778)       15,558
    Accrued expenses                                  (183)            -
    Deferred revenue                                18,988             -
-------------------------------------------------------------------------

NET CASH FROM OPERATING ACTIVITIES                 (76,623)      (91,471)
-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                      -        (3,415)
-------------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                     -        (3,415)
-------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans                     84,000             -
Capital contributions                                    -        91,828
-------------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES                84,000        91,828
-------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                      7,377        (3,058)

CASH AT BEGINNING OF PERIOD                          1,385        12,618
-------------------------------------------------------------------------

CASH AT END OF PERIOD                           $    8,762   $     9,560
-------------------------------------------------------------------------

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

CONSOLIDATION POLICY- The accompanying consolidated financial statements reflect the financial position of Proton as of September 30, 2003 and December 31, 2002. The results of its operations include the activity of Proton for the nine months ended September 30, 2002 and the activity of Proton and Bentley for the nine months ended September 30, 2003. All significant intercompany transactions have been eliminated in consolidation.

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements include the accounts of BentleyCapitalCorp.com and its subsidiary (the "Company"). These

                           BENTLEYCAPITALCORP.COM INC
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)


financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

NOTE  2  -  BUSINESS  CONDITION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred net losses of $92,991 and $149,967 for the nine months ended September 30, 2003 and 2002, respectively. Cash used by operations for the nine months ended September 30, 2003 was $76,623. The Company's revenues decreased during 2003 and capital contributions and shareholder loans were required from the Company's president to fund operations.

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

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

During the nine months ended September 30, 2003, the president issued a note payable to the Company in the amount of $84,000. The note accrues interest at 7%, is unsecured, and is due on demand.

During the nine months ended September 30, 2003, the president did not receive any amounts related to his salary. Thus the Company recorded a salary expense and contributed capital for the fair value the president's services. During the nine months ended September 30, 2003 the president contributed $45,000 in the form of his salary and cash.

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

     Our  fiscal  year  end  is  December  31.


RESULTS  OF  OPERATIONS-QUARTERS  ENDED  SEPTEMBER  30,  2003  AND  2002.

     We had revenue of $62,431 for the quarter ended September 30, 2003, compared to revenue of $69,060 for the quarter ended September 30, 2002.

     We had a net loss of $38,536 for the quarter ended September 30, 2003, compared to a net loss of $31,483 for the quarter ended September 30, 2002.

RESULTS  OF  OPERATIONS-NINE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002.

     We had revenue of $189,831 for the nine months ended September 30, 2003, compared to revenue of $226,606 for the nine months ended September 30, 2002.

     We had a net loss of $92,991 for the nine months ended September 30, 2003, compared to a net loss of $149,967 for the nine months ended September 30, 2002.

     Cash used by operating activities was $76,623 for the nine months ended September 30, 2003, compared to cash used in operating activities $91,471 for the nine months ended September 30, 2002.

     We devoted a significant amount of time during year ended December 31, 2002, the nine months ended September 30, 2003 and the quarter ended September 30, 2003 to completing our acquisition of Proton Laboratories and the procedure for being listed on the Over-the Counter Bulletin Board. A substantial amount of legal and accounting fees were incurred in the acquisition and merger of Proton into our subsidiary and the required filings with the Securities and Exchange Commission related to the merger. These activities significantly contributed to our net loss in the quarter ended September 30, 2003.

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

     As of September 30, 2003, we had cash on hand of $8,762. Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any our products at a profit.

     During the nine months ended September 30, 2003, the president issued a note payable to the Company in the amount of $84,000. The note accrues interest at 7%, is unsecured, and is due on demand.

     During the nine months ended September 30, 2003, the president did not receive any amounts related to his salary. Thus the Company recorded a salary expense and contributed capital for the fair value the president's services. During the nine months ended September 30, 2003 the president contributed $45,000 in the form of his salary and cash.

Item  3.    Controls  and  Procedures.

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                         BENTLEYCAPITALCORP.COM  INC.


Date:  November  12,  2003     (signed)  ______________________________

                               By:  /s/  Edward  Alexander
                               Edward  Alexander
                               Chief  Executive  Officer,
                               Director,  President,  and
                               Chief  Accounting  Officer