Form 10KSB
period 2003-12-31
PROTON LABORATORIES INC
filed 2004-04-12
CIK 1110781

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003. or

| | Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to __________

                                     Commission file number:     000-31883

                            PROTON LABORATORIES, INC.
               (New Name of small business issuer in its charter)

                          BentleyCapitalCorp.com, Inc.
                     (Former Name of small business issuer)

                Washington                             91-2022700
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

                     1150 Marina Village Parkway, Suite 103
            Alameda, California                           94501
       (Address of principal executive offices)         (Zip Code)

                                 (510) 865-6412
                            Issuer's telephone number

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

     Registrant's revenues for its most recent fiscal year: $238,805.

     The aggregate market value of the common stock held by non-affiliates of the registrant on April 2, 2004 based on the last price (which was $2.30 per
share on March 31, 2004) was $6,867,800.   On April 2, 2004 the closing bid
price on our common stock on the OTCBB was $1.70 per share.

     On April 2, 2004, the registrant had outstanding 11,250,000 shares of Common Stock, $0.0001 par value per share.

Transitional Small Business Disclosure Format: Yes | |          No |X|

                                TABLE OF CONTENTS


PART I                                                                PAGE

Item 1.      Description of Business                                   1
Item 2.      Description of Property                                  10
Item 3.      Legal Proceedings                                        10
Item 4.      Submission of Matters to a Vote of Security Holders      10

PART II

Item 5.      Market for Common Equity and
             Related Stockholder Matters                              11
Item 6.      Management's Discussion &Analysis of
             Financial Condition and Results of Operations            13
Item 7.      Financial Statements                                     16 and F-1
Item 8.      Changes In and Disagreements with Accountants            16
Item 8A      Controls and Procedures                                  16

PART III

Item 9.      Directors, Executive Officers, Promoters and
             Control Persons; Compliance With Section 16(a) of
             the Exchange Act                                         17
Item 10.     Executive Compensation                                   19
Item 11.     Security Ownership of Certain Beneficial
             Owners and Management                                    21
Item 12.     Certain Relationships and Related Transactions           21
Item 13.     Exhibits and Reports on Form 8-K                         23
Item 14.     Principal Accountant Fees and Services                   23

SIGNATURES                                                            25
FINANCIAL STATEMENTS                                                  F-1 and 16

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

     Our business is marketing functional water systems. Our Web site is www.protonlabs.com. In March 2004 we filed an amendment our Articles of Incorporation to change our name. Our new name is Proton Laboratories, Inc. However, we have not received a certified copy of the amendment yet from the Secretary of State of Washington yet. Our old name was BentleyCapitalCorp.com, Inc. In this Form 10-KSB, we refer to ourselves as "Proton", "We", Us" and "Our." References to us in this Form 10-KSB include our wholly-owned subsidiary which also changed its name in April 2004. The new name of our subsidiary is Water Science, Inc. The old name of our subsidiary was Proton Laboratorie-s, Inc.

     Our executive offices are located at: Proton Laboratories, Inc., 1150 Marina Village Parkway, Suite 103, Alameda, California 94501, tel. (510) 865-6412, fax: (510) 865-9385.

     Our Board of Directors authorized a common stock dividend in November 2002 whereby each stockholder received an additional four shares for each one share held. This had the same effect as a 5:1 forward stock split. All of the information in this prospectus has been adjusted to reflect the stock dividend.

     Prior to our November 2002 acquisition of Proton laboratories, LLC, we were a development stage company. Our acquisition of Proton Laboratories, LLC brought with it material revenues, expenses and losses. Our growth is dependent on attaining profit from our operations and our raising capital through the sale of stock or debt. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

     Our functional currency is the U.S. dollar. Our independent auditors made a going concern qualification in their report dated March 12, 2004, which raises substantial doubt about our ability to continue as a going concern.

     Our only asset prior to the November 2002 acquisition of Proton Laboratories, LLC was a license from a company named Vitamineralherb.com to market vitamins, minerals, nutritional supplements and other health and fitness products in the Province of British Columbia, Canada through the licensor's Web site www.vitamineralherb.com. We will continue to attempt to establish a business presence in the vitamin, mineral and herb market which consists of medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired in March 2000 for a term of three years with renewal rights. The annual license fee was $500 for maintenance of the licensor's Web site. The licensor retains 50% of the profits. The license was written off to operations in fiscal 2000. We have not attempted to renew the license yet.

     In June 2002, Michael Kirsh ("Kirsh"), our former majority stockholder, director and CEO entered into a Stock Purchase Agreement with Edward Alexander pursuant to which Mr. Alexander acquired 7,500,000 shares owned by Kirsh. In addition, Mr. Alexander acquired 1,250,000 shares owned by a former minority stockholder, Brian Gruson ("Gruson"). The total consideration paid by Mr. Alexander for the shares was $170,000. The $170,000 paid by Mr. Alexander pursuant to the Stock Purchase Agreement has been reflected as a loss on the acquisition of us in the accompanying financial statements (See page 16 and page F-1). Mr. Alexander borrowed money from the following individuals to purchase the shares from Messrs. Kirsh and Gruson:

Lender Name          Amount Borrowed By Mr. Alexander
-------------------------------------------------------
Thomas Dizon         $40,000
A. J. Moraes         $40,000
Jean Wang            $90,000

     Each of these loans accrues interest at 7% per annum, and the maturity date was extended to December 31, 2004. Mr. Alexander has not paid off any of these loans. The current aggregate balance due on these loans is $181,900. These loans are personal obligations of Mr. Alexander, and we are not responsible for repaying these loans.

     In November 2002, we entered into an Agreement and Plan of Reorganization whereby Proton Laboratories, LLC, a California limited liability company merged with and into VWO I Inc., our wholly owned subsidiary (the "Merger"). As a result of the Merger, Proton Laboratories, LLC's sole owner, Edward Alexander, exchanged 100% of his ownership of Proton Laboratories, LLC for 8,750,000 shares of our common stock, and we cancelled the similar amount of 8,750,000 shares of our common stock that Mr. Alexander had purchased from Michael Kirsh and Brian Gruson in June 2002.

     VWO I Inc. changed its name to Proton Laboratorie-s, Inc. as part of the Merger, and we subsequently changed its name again to Water Science, Inc. in April 2004. Proton Laboratories, LLC itself was incorporated in February 2000 in the State of California. Proton Laboratories, LLC did not begin operations until January 2001 when Mr. Alexander contributed inventory and property and equipment to Proton Laboratories, LLC.

     The consideration exchanged pursuant to the Merger was the result of negotiations between us and Proton Laboratories, LLC. However, no appraisal was done. In evaluating Proton Laboratories, LLC as a candidate for the proposed Merger, we used criteria such as the value of the assets of Proton Laboratories, LLC, Proton Laboratories, LLC's then current business operations and anticipated operations, and Proton Laboratories, LLC's business name and reputation. We determined that the consideration for the Merger was reasonable.

     In August 2003, Mr. Alexander, in a personal transaction, paid off a personal debt of his by making an in-kind payment of 486,000 of his shares in us to his creditors.

     Our executive offices are located at: Proton Laboratories, Inc., 1150 Marina Village Parkway, Suite 103, Alameda, California 94501, tel. (510) 865-6412, fax: (510) 865-9385. Our Web site is www.protonlabs.com.

OUR BUSINESS--THE BACKGROUND OF FUNCTIONAL WATER

     Our business is the marketing of residential and commercial "functional water systems." "Functional water" is water that has been processed through an electrolytic ion separation process or electrolysis process and has a wide array of functional properties due to its unique characteristics. Our functional water systems restructure tap water into one type of water that is alkaline in concentration and one type of water that is acidic in concentration. We believe that the functional water systems that we market will have applications in a large variety of industries, such as corporate agriculture, organic agriculture, food processing, medicine and dentistry, dermatology, heavy industry, mining, environmental clean-up, product formulations and beverages. We also intend to build a vitamin distribution business through our relationship with Vitamineralherb.com. We believe that vitamins and functional water are complementary products that might be marketed or used in conjunction with each another.

     We are an exclusive importer and master distributor of functional water systems that are manufactured by Matsushita Electric Corporation of America. We utilize functional water intellectual property under licensing agreements. We supply consumer products related to functional water. We consult on projects utilizing functional water. We facilitate knowledge about functional water between the manufacturer and industry, and we act as educators about the benefits of functional water. We are a provider of systems that produce functional water, also called "electrolyzed water" or "functional electrolyzed water". Functional water is water that has been restructured through the process of electrolysis. Electrolysis forces a separation to occur in the electrolytes that are present in the water molecules. Through the process of creating functional water, regular tap water can be restructured into two separate types of water. For instance, tap water can be restructured into one type of water that is alkaline in concentration and one type of water that is acidic in concentration.

     We believe that water with these unique functional properties is desirable for a number of reasons. Water with smaller clusters of molecules has a lower surface tension. With a lower surface tension, water may have improved hydrating, permeating and solubility properties. These properties may enhance the overall functional effectiveness of water. The separation of the alkaline and acidic properties found in water provides the water with functional abilities. For example, functional acidic water has disinfecting abilities to meet a wide array of disinfecting requirements in food processing procedures. Functional alkaline water makes an excellent drinking water due to improved hydration.

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

     Our business model envisions us as: a supplier of technology for functional water applications; a supplier of hardware for functional water systems; a provider of intellectual property for functional water systems under licensing agreements; a supplier of consumer functional water products; consultants to industries requiring functional water; facilitators between Japanese functional water manufacturers and industrial users in the USA; and educators of academia, government and industry on the benefits of functional water.

OUR BUSINESS--SCIENCE

     "Functional water" is a term that has been assigned to a new category of water. Functional has a wide array of functional properties due to its unique characteristics. We believe the uses for this type of water are far reaching, since we are identifying new applications and uses for functional water on an ongoing basis. Functional water systems are capable of producing the following types of functional water:

     Ionic-Structured Water.  Ionic-structured water is electrolyzed drinking
     ----------------------
water that is alkaline-concentrated and utilizes smaller molecular clusters than regular water for improved hydration and solubility. Ionic structured water is smooth to the palate.

     Electro-Structured Water.  Electro-structured water is water that is
     ------------------------
anti-microbial in nature and may be effective against virus, bacteria, fungus and spores. This water may have a wide array of disinfectant uses.

     Derma-Structured Water.  Derma-structured water is electrolyzed low pH
     ----------------------
water that has astringent and disinfecting properties and may have a wide array of cosmetic, dermatological and post-plastic surgery applications that may minimize infections and scarring and expedite healing.

FUNCTIONAL WATER RESEARCH IN ACADEMIA

     The process to produce functional water was developed by Scottish inventor Michael Faraday in Boston, Massachusetts in 1834. In 1929, the value of electrolytic water separation to produce water with functional properties was realized in Japan. Japanese researchers have since taken this process, created a wide array of functional waters and have introduced this technology to food processing, hospital disinfection, wound care, agriculture, organic agriculture and food safety in Japan. During recent years, functional water applications have been studied by universities in the U.S.A. and Canada. For example, in a University of Georgia study published in the Journal of Food Protection in 1999 entitled "Inactivation of Escherichia coli O157:H7 and Listeria monocytogenes on Plastic Kitchen Cutting Boards by Electrolyzed Oxidizing Water," the immersion of plastic kitchen cutting boards in electrolyzed oxidizing water was found to be an effective method for inactivating food-borne pathogens such as E. coli. Other studies at the University of Georgia have looked at the efficacy of electrolyzed oxidizing water for inactivating E. coli, Salmonella and Listeria and have determined that such water may be a useful disinfectant. A University of Georgia study entitled "Antimicrobial effect of electrolyzed water for inactivating Campylobacter jejuni during poultry washing" demonstrated that electrolyzed water was not only effective in reducing the populations of C. jejuni on chicken, but also may be effective in the prevention of cross-contamination of processing environments.

OUR BUSINESS--FUNCTIONAL WATER SYSTEMS

     Residential Systems.  The residential countertop, functional water systems
     -------------------
produce water that scientists believe contains more wellness and health-beneficial properties than regular tap water (see, "Electrolyzed-Reduced Water Scavenges Active Oxygen Species and Protects DNA from Oxidative Damage," Biochemical and Biophysical Research Communications, Vol. 234, No. 1, pp. 269-274 (1997); and, Hanaoka, K., "Antioxidant Effects Of Reduced Water Produced By Electrolysis Of Sodium Chloride Solutions," 31 Journal of Applied Electrochemistry 1307-1313 (2001)). Generally, the residential countertop system sits next to the kitchen faucet, and through the use of a diverter, allows tap water to be routed through the system. The water is then processed through a charcoal filter where chlorine and sediments are removed. The filtered water then proceeds to the electrolysis chamber that is made up of electrodes and membranes. A positive and negative electrical charge is passed through the electrodes. The minerals that are found in the filtered water are attracted to opposite electrodes. For example, the alkaline minerals (minerals with positive (+) properties that include calcium, magnesium, sodium, manganese, iron and potassium) are attracted to the negatively charged (-) electrode. The acidic minerals (minerals with negative (-) properties include nitric acid, sulfuric acid and chlorine) are attracted to the positively-charged (+) electrode. Through this mineral separation process, two separate types of water are formed, which are water with alkaline-concentrated minerals, and water with acidic-concentrated minerals. Each type of water is held in a separate chamber in the residential countertop system. The alkaline-concentrated water may be consumed for drinking and cooking purposes, while the acidic-concentrated water may be used in a topical, astringent medium.

     Commercial Systems.  We are in preparation to market commercial functional
     ------------------
water systems to the food processing, medical and agricultural industries. The system for the food processing industry includes: (1) a hand disinfectant system for proper hand washing, and (2) an anti-microbial water production system for general sterilization and disinfectant needs. We also intend to market similar systems to the medical industry. For the agricultural industry, we intend to sell functional water systems to organic food growers who desire to use functional water to replace the use of pesticides, fungicides, herbicides and chemical fertilizers. Our commercial functional water systems produce approximately one gallon per minute of electrolyzed alkaline and acidic waters. For the food processing industry, the alkaline water may be used as an effective medium for removing pesticides from agricultural products, while the acidic water may be used as anti-microbial water. For the hospital industry, the alkaline water may be used as an effective medium in removing protein buildup from surfaces, while the acidic water may be used as anti-microbial water. For the organic agricultural industry, the alkaline water may be used for plant growth and as a solid nutrient, while the acidic water may be used as a substitute for fungicides, pesticides, herbicides and sporicides.

OUR BUSINESS--MARKETING STRATEGY

     Our objectives are:

- To create a revenue stream through our marketing of residential systems. These sales may be made through independent distributors, network marketing, infomercials, mail order, retail sales and direct sales generated through word-of-mouth referrals.

- To create a revenue stream through the sale of disinfectant systems to the food processing industry.

- To create a revenue stream through licensing agreements based upon a wide array of applications for functional water that will be targeted to specific industries. For example, electrolyzed water may be used in the beverage industry to extract flavors from their natural sources, such as extracting tea from tea leaves for use in bottled iced tea. Electrolyzed water may also be used in the formulation of nutraceutical-type dietary supplement products in the health-food and dietary supplement industries.

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

OUR BUSINESS--GOVERNMENT REGULATIONS

     Our functional water systems are or may be subject to regulation by a variety of federal, state and local agencies, including the Consumer Product Safety Commission and the Food and Drug Administration ("FDA"). Some of our functional water systems, such as our hand disinfectant water unit, may be subject to pre-market approval by the FDA under Title 21 of the Code of Federal Regulations. We would expect such an approval process to take approximately 30-60 days, although there is no assurance that we will be able to obtain pre-market approval. We have not made any applications to the FDA yet.

     Prior to submitting the hand disinfectant water unit to the FDA, however, we intend to hire a company familiar with a modern food safety procedure known as Hazard Analysis and Critical Control Point ("HACCP"). HACCP is a food safety procedure that focuses on identifying and preventing hazards that could cause food-borne illnesses. We believe that complying with the HACCP procedure may assist us in getting FDA approval, since the FDA generally encourages retailers to apply HACCP-based food safety principles, along with other recommended practices.

OUR BUSINESS--MARKETING AND DISTRIBUTION

     We intend to develop systems for the following markets:

- Hand disinfection for the food processing, fast food, medical, dental, personal care and general health care industries.

-    Residential, countertop electrolysis systems.

-    Commercial functional water systems.

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

     We plan to hire a public relations company that provides the news media with documentary videos for the purpose of educating the public on the technology, processes and applications that we market. The videos will cover the following subjects:

-    The use of functional electrolyzed water for food safety.

- The use of functional electrolyzed water for effective disinfection in hospitals and clinical settings.

- The use of functional electrolyzed water for agriculture and organic agriculture.

-    The use of functional electrolyzed water as a wellness medium.

     Residential Countertop Units.  The first step towards the marketing and
     ----------------------------
distribution of residential countertop units is to develop a national product distribution program through network marketing, mail order catalogs sales, infomercials, independent distributor channels and word of mouth sales. Since we understand that the demographics in these sales channels is predominately composed of females in the age groups of 35-60, we intend to concentrate on this market segment. The second step in the marketing and distribution of residential countertop units is to introduce a simplified, lower price-point system that will be introduced through retail outlets under a series of private labels.

     Commercial Functional Water Systems.  In addition to marketing the
     -----------------------------------
residential countertop systems, we plan to develop marketing plans for commercial systems. We may enter into agreements with companies to act as distributors of our functional water systems. We may also grant exclusive rights to companies to use our systems in specific industries for specific applications in exchange for royalties.

OUR BUSINESS--COMPETITION

     Our competitors include several entry-level importers of systems from Japan and Korea. We believe that we have several distinctive advantages over entry-level distributors:

- We and our consultants, who are scientists, business people and advisers, are individuals who have helped pioneer the understanding, documentation, representation and structuring of the technology and its relevance to the U.S.A. during the past nine-year period through various companies and organizations. These consultants are the leaders in the U.S.A. in the knowledge and representation of functional water.

- We have been able to create a strong platform of specialists to advance functional water technology in the U.S.A., which would be difficult for others to replicate due to our high level of focused commitment and dedication.

- We have close working relationships with our Japanese counterparts which have been developed and nurtured over the past ten-year period. These members are highly respected within the Japanese electrolysis community and attend annual conferences as invited speakers.

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

- We have strategically positioned ourselves as the "go to" organization for technology, hardware and informational support for the public.

     Although the majority of competitors are small resellers, the one significant competitor that we have is named Hoshizaki U.S.A., which is an established U.S.A.-based Japanese company that has a substantial market presence in refrigeration and icemakers. We expect that we may face additional competition from new market entrants and current competitors as they expand their business models, but we do not believe that any real strong competitors are imminent for the foreseeable 3 to 4 year period, other than Hoshizaki U.S.A.

     To be competitive, we must assemble a strategic marketing and sales infrastructure. Our success will be dependent on our ability to become a formidable marketing and sales entity based upon the technology we have and our ability to aggressively introduce this technology and its far-reaching benefits through documentary videos and other methods of public relations.

OUR BUSINESS--CUSTOMERS AND VENDORS

     Major Customer.  During 2003, sales to one customer accounted for 11% of
     --------------
total sales, and during 2002, sales to another customer accounted for 14% of total sales. As of December 31, 2003, no funds were due from this customer. We believe that the loss of this customer would have a negative impact on us.

     Major Vendor.  During the year ended December 31, 2003, our purchases from
     ------------
two vendors accounted for 87% of our total inventory purchases. As of December 31, 2003, the amounts we owe to the two vendors accounted for 65% of accounts payable.

INTELLECTUAL PROPERTY

     We plan to file patent applications for various functional water applications. We may also obtain licenses from others. There can be no assurance that our intellectual property rights, if any, will not be challenged, invalidated or circumvented, or that any rights granted under our intellectual property will provide competitive advantages to us. There can be no assurance that our patent claims allowed on any future patents would be sufficiently broad to protect our products.

EMPLOYEES

     We currently have 3 full-time employees, of whom 2 are in management. None of our employees are subject to a collective bargaining agreement. We believe that our employee relations are good.

RECENT DEVELOPMENTS

     In June 2003, we acted as a consultant to an industrial company for the purposes of evaluating industrial uses for functional water. We received $20,000 as a consulting fee for this project.

     We have done preliminary testing of functional water in the precious metals refining industry.

     We plan to file an FDA application for our hand disinfectant system and our surface disinfectant system.

     We have done preliminary testing in the wine industry with respect to the control of mildew on wine grapes in vineyards. Mildew on wine grapes is a serious grapevine fungal disease. The tendency for mildew to grow on wine grapes occurs, for example, in areas of Napa Valley where foggy conditions prevail. If mildew is found on the wine grapes, then spraying with dusty sulfur is done. Spraying with dusty sulfur will generally eliminate and control the mildew on grapes. If this fungus is ignored, the wine grapes may spoil. However, the long term effects of sulfur exposure is unknown. The use of low pH functional water may remove mildew on wine grapes in a safe and efficacious, large scale manner. Our preliminary review of this use of functional water indicates a complete elimination of mildew on wine grapes in vineyards and the continued growth of healthy grapes. We plan to continue this preliminary test using an automated functional water sprayer.

     We presently have 15 distributors. We are presently seeking 100 additional distributors.


Available Information About Us

     Our filings with the SEC may be obtained in person or by writing to the SEC's Public Reference Branch at 450 Fifth Street, N.W., Washington, D.C. 20549 or through SEC's e-mail address: publicinfo@sec.gov. In most cases, this information is also available on the SEC's website: www.sec.gov.

ITEM 2.     DESCRIPTION  OF  PROPERTY.

     We lease approximately 1,000 square feet office and storage space located at 1150 Marina Village Parkway, Suite 103, Alameda, CA 94501, for a lease payment of approximately $370 per month, which will increase by 4% annually until May 2005. Under this lease, we are required to pay a percentage of the property taxes, insurance and maintenance. We believe that our office and storage space is adequate for our current needs, and that additional space is available to us at a reasonable cost, if needed.

ITEM 3.     LEGAL  PROCEEDINGS.

     We are not a plaintiff or defendant in any litigation, nor is any litigation threatened against us.

ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE OF SECURITY HOLDERS.

     On February 27, 2004, we had our annual meeting of shareholders. The following matters were voted on and all were approved by the shareholders:

     The shareholders elected our directors:

Name                          Votes For

Edward Alexander              9,120,000 shares
Dick Wullaert                 9,120,000 shares
Michael Ledwith               9,120,000 shares


     The shareholders voted to amend our Articles Of Incorporation to change our name to
Proton Laboratories, Inc.:

Votes For                    9,120,000 shares
Votes Against                -0- shares
Abstentions                  2,000 shares

     The shareholders approved the 2004 Stock And Stock Option Plan:

Votes For                    9,120,000 shares
Votes Against                -0- shares
Abstentions                  2,000 shares

     The shareholders ratified the selection of Hansen, Barnett & Maxwell as our independent accountant for the year ending December 31, 2004.


Votes For                    9,122,000 shares
Votes Against                -0- shares
Abstentions                  -0- shares

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     We will be applying for a new stock symbol in the near future to correspond with our new name. Our stock is traded on the OTCBB. Our trading symbol is currently "BCPC." Our trading symbol will change when we report our name change to the OTCBB when we receive the certified copied of the Amendment to our Articles of Incorporation from the Secretary of State of Washington. Our stock was added to the OTCBB in late December 2003. The first reported trade in our stock on the OTCBB occurred in January 2004. We are not aware of any trading market for our stock prior to January 2004. The following table sets forth the quarterly high and low bid price per share for our common stock. These bid and asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. There were no trades in our common stock until January 2004. Our fiscal year ends December 31.

COMMON STOCK PRICE RANGE

YEAR
AND
QUARTER                       HIGH          LOW
------------------------------------------------------

2002:
-----

First Quarter                  (*)          (*)
Second Quarter                 (*)          (*)
Third Quarter                  (*)          (*)
Fourth Quarter                 (*)          (*)

2003:
-----

First Quarter                  (*)          (*)
Second Quarter                 (*)          (*)
Third Quarter                  (*)          (*)
Fourth Quarter                 (*)          (*)

2004:
-----

Year 2004 to date through
April 2, 2004                $2.60        $0.60
---------------
(*)  There was no trading market for our stock until January 2004.

     On April 2, 2004 the closing bid price on our common stock on the OTCBB was $1.70 per share.

          As of April 2, 2004, we had 11,250,000 shares of common stock outstanding. As of April 2, 2004, we had approximately 120 shareholders of record. We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors. During the quarter ended December 31, 2003, we had no sales of unregistered shares of our common stock. We have no outstanding options, warrants, convertible securities or convertible debt.

EQUITY COMPENSATION PLAN INFORMATION

                        Number of       Weighted-average       Number of securities
                        securities to   exercise price of      remaining available
                        be issued       outstanding            for future issuance
                        upon            options,               under equity
                        exercise of     warrants and           compensation
                        outstanding     rights                 plans (excluding
                        options,                               securities reflected
                        warrants and                           in column (a))
                        rights
                            (a)             (b)                    (c)
PLAN CATEGORY:

Equity compensation
Plans approved by
security holders            -0-                   n/a             500,000 shares (1)


Equity compensation
plans not approved by
security holders            -0-                   n/a             -0- shares

---------------

(1) These shares are the maximum aggregate number of shares that may be granted or optioned and sold under our 2004 Stock and Stock Option Plan (the "Plan") that was approved by our Board of Directors in December 2003 and approved by our shareholders at the annual meeting of shareholders in February 2004.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

     Certain statements contained in this report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section
21E of the Securities Exchange Act of 1934, as amended.   Such forward-looking
statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, of to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this Form 10-KSB, the following forward-looking factors could cause our future results to differ materially our forward-looking statements: competition, funding, government compliance and market acceptance of our products.

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

     Our independent auditors made a going concern qualification in their report dated March 12, 2004, which raises substantial doubt about our ability to continue as a going concern. Our revenue decreased during 2003 and capital contributions were required from our president to fund operations. These conditions raise a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

     We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Our revenues are derived from sales of our industrial, environmental and residential systems which alter the properties of water to produce functional water. We believe that this critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     During the period from March 14, 2000 through November 15, 2002, prior to our acquisition of Proton Laboratories LLC in November 2002, we did not engage in significant operations other than organizational activities, acquisition of the rights to market the products of Vitamineralherb.com, the preparation for registration of our securities under the Securities Act and capital raising. No revenues were received by us during that period.

     In November 2002, we acquired Proton Laboratories, LLC, which is active in the functional water business. This acquisition was reported in detail on our Form 8-K for the event dated November 15, 2002 as filed with the Commission on November 25, 2002. Proton Laboratories, LLC is now our wholly-owned subsidiary and in April 2004 was renamed Water Science Corporation. Since our acquisition of Proton Laboratories LLC in November 2002, our business has been focused on marketing functional water equipment and systems. Alkaline-concentrated functional water may have health-beneficial properties and may be used for drinking and cooking purposes. Acidic-concentrated functional water may be used as a topical, astringent medium. We may become active in marketing Vitamineralherb.com products in the future. Vitamineralherb.com has a Web site at www.Vitamineralherb.com.

     Our fiscal year end is December 31.

RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 2003 AND 2002.

     We had revenue of $238,805 for the year ended December 31, 2003, compared to revenue of $303,734 for the year ended December 31, 2002.

     We had a net loss of $217,333 for the year ended December 31, 2003, compared to a net loss of $411,191 for the year ended December 31, 2002.

     Cash used by operating activities was $80,587 for the year ended December 31, 2003, compared to cash used in operating activities $138,755 for the year ended December 31, 2002.

     We devoted a significant amount of time during year ended December 31, 2003 to obtaining our listing on the OTCBB. A substantial amount of legal and accounting fees were incurred in that activity.

     We are currently seeking funds to expand our marketing and revenues. We have spent considerable time in contracting with several major overseas corporations for the co-development of enhanced antioxidant beverages for distribution into the overseas markets. We are working with Canadian business associates to identify institutional businesses to market various disinfection applications based upon functional water, pending government approval. Since November 2002, our business has been focused on marketing functional water equipment and systems. Alkaline-concentrated functional water may have health-beneficial properties and may be used for drinking and cooking purposes. Acidic-concentrated functional water may be used as a topical, astringent medium. We may become active in marketing Vitamineralherb.com products in the future.

LIQUIDITY

     As of December 31, 2003, we had cash on hand of $4,423. Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any our products at a profit.

     During the year ended December 31, 2003, our president advanced to us the amount of $84,000 in cash. This advance accrues interest at the rate of 7% per annum and is due in November 2005.

FUTURE CAPITAL REQUIREMENTS

     Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

     Our future capital requirements will depend upon many factors, including the following:

-    The cost to acquire equipment to resell.

-    The cost of sales and marketing our products.

-    The rate at which we expand our operations.

-    The results of our consulting business.

-    The response of competitors.

OUR CUSTOMERS AND VENDORS


     Major Customer.  During 2003, sales to one customer accounted for 11% of
     --------------
total sales, and during 2002, sales to another customer accounted for 14% of total sales. As of December 31, 2003, no funds were due from this customer. We believe that the loss of this customer would have a negative impact on us.

     Major Vendor.  During the year ended December 31, 2003, our purchases from
     ------------
two vendors accounted for 87% of our total inventory purchases. As of December 31, 2003, the amounts we owe to the two vendors accounted for 65% of accounts payable.

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements required by this item are set forth beginning on page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None.

ITEM 8A.     CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this annual report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal control over financial reporting.

     During the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.     DIRECTORS and EXECUTIVE OFFICERS

EXECUTIVE OFFICERS AND DIRECTORS

NAME                    AGE           POSITION
--------------------------------------------------------------------------

Edward Alexander          52          Director, Chief Executive Officer, Chief
                                      Financial Officer, President and Secretary

Dick Wullaert             67          Director, Vice President and
                                      Chief Technical Officer

Michael Fintan Ledwith    61          Director

     Edward Alexander has been our Chairman, a Director, Chief Executive Officer, Chief Financial Officer, President and Secretary since 2002. He had been the owner and president of Proton Laboratories, LLC from January, 2001 until its merger with us. Proton Laboratories, LLC introduced an electrolytic water separation technology that has many uses in industry, product formulations and consumer products. From January 1997 to July 1998, Mr. Alexander served as owner and president of Advanced H2O, LLC. In July 1998, Mr. Alexander formed Advanced H2O, Inc. to specialize in bottled water production. Mr. Alexander continues to serve as a consultant to Advanced H2O, Inc. Prior to 1997, Mr. Alexander served as General Manager for Tomoe Incorporated and held various positions with various divisions of the U.S. Navy Resale System. In February 2002, the Securities and Exchange Commission accepted a settlement offer from Mr. Alexander and imposed a cease and desist order against Mr. Alexander from committing or causing any violation or future violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. This order was imposed in connection with a press release that Mr. Alexander was persuaded to release about Proton Laboratories, LLC by a business associate whom Mr. Alexander trusted at the time.

     Dick Wullaert has been our Director, Vice President and Chief Technical Officer since 2002. He is currently the President of Bioguard Industries, Inc., a small technical service company specializing in water and materials science research. Dr. Wullaert provides technical services for the production (system design, electrode development), use (disinfection, food processing, beverages, nutraceuticals, agriculture, organic agriculture, etc.) and testing (conventional and new) of functional water. He has held this position since 1994. Since 1997, he has also served as President of the Functional Water Society of North America (FWSNA), a non-profit corporation dedicated to promoting the technology and applications of functional water. He has developed an extensive database of functional water technology and applications, organized conferences on functional water in the U.S.A., and participated in Functional Water Foundation Symposiums in Japan. From March 2000 to June 2001, he served as Chief Technology Officer of Advanced H2O, Inc., where he was responsible for research and development programs and the laboratory. From 1991 to 1999, he served as Senior Materials Engineer of SAIC. He managed several projects on the electrochemical treatment of water, developed new business in water technology and materials degradation, provided technical support to DOE-HQ on materials, structural integrity and life extension issues, and he represented NRC and DOE on national consensus committees. He received his Ph.D. in Materials Science from Stanford in 1969.

     Michael Ledwith has been our Director since 2002. He has been semi-retired from daily business activities since 1998. He was Professor of Systematic Theology at the Pontifical University of Maynooth in Ireland from 1976 to 1994. He was later Dean of the Faculty, Head of Department and Editor of "The Irish Theological Quarterly." He was later appointed as a Consulting Editor of the renowned international review "Communio" and still serves in that capacity. He was appointed Vice-President of the University in 1980, re-appointed in 1983, and was appointed President in 1985. He served as Chairman of the Committee of Heads of the Irish Universities and was a Member of the Governing Bureau of the European University Presidents' Federation (CRE). He retired from his Professorship on September 30, 1996 and has since continued to pursue his interest in research, writing, and lecturing in the field of actualizing human potential. Since November 2001 he has been a partner in World of Star Stuff, which markets whole food products.

COMMITTEES OF THE BOARD OF DIRECTORS

     We do not have any nominating, or compensation committees of the Board, or committees performing similar functions.

     In December 2003, our Board adopted our Audit Committee Charter (the "Charter") which established our Audit Committee. Pursuant to the Charter, our Audit Committee will commence its work on June 1, 2004. The Board of Directors has selected Michael Ledwith, our only independent Director, to be on the Audit Committee. Mr. Ledwith is not a financial expert. We have determined Mr. Ledwith's independence using the definition of independence set forth in NASD Rule 4200-(14). We have not yet been able to recruit an independent director who is also a financial expert.

     The primary purpose of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors. The Audit Committee will meet privately with our Chief Accounting Officer and with our independent public accountants and evaluate the responses by the Chief Accounting Officer both to the facts presented and to the judgments made by our independent accountants. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties. The Purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to filing it with the Securities and Exchange Commission, or otherwise provided to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent directors. The Audit Committee is objective, and reviews and assesses the work of our independent accountants and our internal audit department. The Audit Committee will review and discuss the matters required by SAS 61 and our audited financial statements for the coming year ending December 31, 2004 with our management and our independent auditors. The Audit Committee will receive the written disclosures and the letter from our independent accountants required by Independence Standards Board No. 1, and the Audit Committee will discuss with the independent accountant the independent accountant's independence.

MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors did not hold meetings during the year ended December 31, 2003, but did act by consent on three occasions. There is no family relationship between or among any of the directors and executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of the our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, all persons required to file reports under Section 16(a) of the Exchange Act have done so.

CODE OF ETHICS

     We have a Code of Ethics that applies to our principal executive officer and our principal financial officer. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. You may request a copy of our Code of Ethics by mailing your a written request to us. Your written request must contain the phrase "Request for a Copy of the Code of Ethics of Proton Laboratories, Inc." Our address is: Proton Laboratories, Inc., 1150 Marina Village Parkway, Suite 103, Alameda, California 94501.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth certain information as to our highest paid officers and directors for our fiscal year ended December 31, 2003. No other compensation was paid to any such officer or directors other than the compensation set forth below.

                                          SUMMARY COMPENSATION TABLE

                                  Annual Compensation                      Long-Term Compensation
                                                                                                   Pay-
                                                                             Awards                Outs
                                                                       Other      Securities             All
                                                           Annual    Restricted     Under-              Other
Name and                                                   Compen-     Stock        lying               Comp-
Principal              Year       Salary       Bonus       sation     Award(s)     Options/     LTIP     pen-
Position                                                                             SARs     Payouts   sation
                                     $           $           $           $            #          $

Edward                 2003  (1)   62,400            -0-       -0-           -0-         -0-       -0-     -0-
Alexander              2002  (2)   60,000            -0-       -0-           -0-         -0-       -0-     -0-
CEO, CFO               2001  (2)   60,000            -0-       -0-           -0-         -0-       -0-     -0-

-----------------------

(1) Mr. Alexander received $2,400 as cash compensation. We determined that the value of his services was $62,400, of which $45,000 was recorded as additional paid-in capital. We have accrued $15,000 as a payable to Mr. Alexander.

(2) Mr. Alexander did not receive any cash compensation. This amount was determined to be the value of his services and was recorded as additional paid in capital.

OUTSTANDING STOCK OPTIONS

     We have not granted any options to purchase common stock and we do not have any outstanding options to purchase common stock.

COMPENSATION OF DIRECTORS

     Our directors do not receive cash compensation for their services as directors or members of committees of the Board of Directors.

EMPLOYEE STOCK OPTION PLANS

     We believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. Our Board of Directors has adopted the 2004 Stock and Stock Option Plan (the "Plan") which was approved by our shareholders in February 2004. The purpose of the Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock and stock options to our officers, directors, employees, vendors, consultants, attorneys and subcontractors. A total of 500,000 shares of our common stock may be granted or optioned under the Plan.

NO EMPLOYMENT AGREEMENT

     We do not have any employment agreements with any employees.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT.

     As a result of the Merger, Mr. Alexander became the majority owner of our common stock. The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of April 2, 2004, by:
(i) each person (including any group) known by us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) and our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name                             Amount of Shares     Class of    Percentage
and Address                     Beneficially Owned   Securities    of Class
-------------------------------------------------------------------------------
Edward Alexander
1150 Marina Village Parkway,
Suite 103
Alameda, Ca 94501                        8,264,000  Common Stock          73%

Dick Wullaert
340 Old Mill Rd. #2
Santa Barbara, Ca 93110                        -0-  Common Stock         -0-%

Michael Fintan Ledwith
6610 Churchill Rd. SE
Tenino, WA 98589                               -0-  Common Stock         -0-%

Executive Officers &Directors
As A Group(3 Persons)                    8,264,000  Common Stock          73%

     We are not aware of any arrangements that could result in a change in control.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are: (a) no less favorable than could be obtained from independent, third parties, and (b) will be approved by a majority of our independent and disinterested directors. In our view, all of the transactions described below meet this standard.

     During the year ended December 31, 2003, Mr. Alexander advanced to us the amount of $84,000 in cash. This advance accrues interest at the rate of 7% per annum and is due in November 2005.

     During the year ended December 31, 2002, Mr. Alexander advanced to us the amount of $130,937 in cash. This advance was converted into additional paid in capital at the time of our Merger with Proton Laboratories LLC.

     During the year ended December 31, 2002, Mr. Alexander did not receive any cash salary. In the year ended December 31, 2003, Mr. Alexander received $2,400 in cash as salary. We recorded a salary expense of $62,400 in 2003 and a salary expense of $60,000 in 2002. We determine that the fair value of his contributed services was $45,000 in 2003 and $60,000 in 2002 and we recorded these amounts as additional paid-in capital with no additional shares being issued or owed. We have accrued $15,000 of salary payable to Mr. Alexander at December 31, 2003.

     We entered into an Agreement and Plan of Reorganization, finalized and closed in November 2002 whereby Proton Laboratories, LLC, a California limited liability company merged with and into VWO I Inc., our wholly-owned subsidiary (the "Merger"). As a result of the Merger, Proton Laboratories, LLC's sole owner, Edward Alexander, exchanged 100% of his ownership of Proton Laboratories, LLC for 8,750,000 shares of our common stock. VWO I Inc. changed its name to Proton Laboratorie-s, Inc. as part of the Merger. Proton Laboratories, LLC itself was incorporated in February 2000 in the State of California. Proton Laboratories, LLC did not begin operations until January 2001 when Mr. Alexander contributed inventory and property and equipment to Proton Laboratories, LLC. Prior to the Merger, Mr. Alexander entered into a Stock Purchase Agreement with Michael Kirsh, our former control person, and Brian Gruson. Under the Stock Purchase Agreement, Mr. Alexander purchased 8,750,000 shares of our common stock from Kirsh and Gruson $170,000. The 8,750,000 shares Mr. Alexander acquired from Kirsh and Gruson were canceled as part of the Merger. The Merger was accounted for as the reorganization of Proton Laboratories, LLC and the acquisition of our assets for $170,000 using the purchase method of accounting. We had no material assets or liabilities the time of the Merger. The $170,000 paid by Mr. Alexander has been reflected as a loss on the acquisition of us in the accompanying financial statements.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit   Exhibit
Number    Description
--------------------------------------------------------------------------------

3.1 Amendment to Articles of Incorporation (to be filed when we receive a certified copy of the amendment from the Secretary of State of Washington.

14.1      Code of Ethics

21.1      Subsidiaries

31.1      Certification pursuant to Section 13a of CEO

31.2      Certification pursuant to Section 3a of CFO

32.1      Certification pursuant to Section 1350 of CEO

32.2      Certification pursuant Section 1350 of CFO

(b)  Reports on Form 8-K

     On December 29, 2003, we filed a form 8-K dated December 24, 2003 reporting
Item 5. Other Events and Item 9. Regulation FD Disclosure

ITEM 14.     Principal Accountant Fees and Services

OUR INDEPENDENT ACCOUNTANT

     In 2003, our Board of Directors selected as our independent accountant the CPA firm of Hansen, Barnett & Maxwell, a Professional Corporation ("HBM") of Salt Lake City, Utah. HBM audited our financial statements for the years ended December 31, 2003 and 2002. Our Board of Directors approved 100% of the work of HBM.

AUDIT FEES

     For the two years ended December 31, 2003 and 2002, HBM billed us the aggregate amount of $24,813 and $15,339, respectively, for professional services rendered for their audits of our annual financial statements for those years and their reviews of our quarterly financial statements for those years. We were not billed for professional services from any other accounting firm for audits or reviews done in 2003 and 2002.

AUDIT-RELATED FEES

     For the two years ended December 31, 2003 and 2002, we were not billed by HBM for any audit-related fees.

TAX FEES

     For the two years ended December 31, 2003 and 2002, we were not billed by HBM for any tax fees.

ALL OTHER FEES

     For the two years ended December 31, 2003 and 2002, we were not billed by HBM for any other professional services.

APPROVAL OF FEES

     Since our Audit Committee will not commence its work until June 1, 2004, the Audit Committee has not approved nor disapproved of any of HBM's past fees.

AUDITOR INDEPENDENCE

     Our Audit Committee will commence its work on June 1, 2004. Our Board of Directors considers that the work done for us by HBM is compatible with maintaining HBM's independence.

AUDITOR'S TIME ON TASK

     At least 50% of the work expended by HBM on our 2003 audit was attributed to work performed by HBM's full-time, permanent employees.

PRE-APPROVAL POLICIES

     When our Audit Committee commences its work on June 1, 2004, the Audit Committee may establish pre-approval polices and procedures as contemplated by 17 CFR 210.2-01(c)(7)(i) that provide for the engagement of an independent accountant using pre-approval policies and procedures established by our Audit Committee that are detailed as to the particular service and whereby the Audit Committee is informed of each service. Under the Securities Exchange Act of 1934, such policies and procedures do not include delegation of the Audit Committee's responsibilities to management

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Alameda, California.

     PROTON LABORATORIES, INC.
     (formerly, BENTLEYCAPITALCORPCAPITALCORP.COM, INC.)


April 8 2004                    (signed)_____________________________
                                By: /s/ Edward Alexander
                                Edward Alexander
                                Director, Chief Executive Officer, President and
                                Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




April 8, 2004                   (signed) __________________________
                                By: /s/ Edward Alexander
                                Edward Alexander
                                Director, Chief Executive Officer, President and
                                Chief Financial Officer



April 8,  2004                  (signed) ___________________________
                                By: /s/ Dick Wullaert
                                Dick Wullaert
                                Director, Vice President and
                                Chief Technical Officer


April 8, 2004                   (signed) __________________________
                                By: /s/ Michael Fintan Ledwith
                                Michael Fintan Ledwith
                                Director

                          PROTON LABORATORIES, INC.

(formerly, BENTLEYCAPITALCORPCAPITALCORP.COM, INC.)



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                      AND
                        CONSOLIDATED FINANCIAL STATEMENTS




                           DECEMBER 31, 2003 and 2002




                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS


                                                                            PAGE

Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets - December 31, 2003 and 2002                     F-3

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002                                                   F-4

Consolidated Statements of Stockholders' Deficit for the years ended
December 31, 2002 and 2003                                                   F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002                                                   F-6

Notes to Consolidated Financial Statements                                   F-7

HANSEN, BARNETT & MAXWELL
      A Professional Corporation              REGISTERED WITH THE PUBLIC COMPANY
     CERTIFIED PUBLIC ACCOUNTANTS                 ACCOUNTING OVERSIGHT BOARD
      5 Triad Center, Suite 750
    Salt Lake City, UT 84180-1128                  an independent member of
        Phone: (801) 532-2200                            BAKER TILLY
         Fax: (801) 532-7944                            INTERNATIONAL
          www.hbmcpas.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
Proton Laboratories, Inc. and subsidiaries

We have audited the consolidated balance sheets of Proton Laboratories, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proton Laboratories as of December 31, 2003 and 2002, and the results of its consolidated operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, has suffered reoccurring losses from operations, has negative working capital, and has required loans from the Company's majority shareholder to fund operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 12, 2004

                            PROTON LABORATORIES, INC
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                     2003        2002
========================================================================
ASSETS
CURRENT ASSETS
Cash                                              $   4,423   $   1,385
Accounts receivable, less allowance for doubtful
  accounts of $10,092 and $2,442, respectively       24,583      32,755
Inventory, net of reserve for obsolescence of
  of $0 and $5,572, respectively                     27,800      20,661
------------------------------------------------  ----------  ----------
  TOTAL CURRENT ASSETS                               56,806      54,801
------------------------------------------------  ----------  ----------

PROPERTY AND EQUIPMENT
Furniture and fixtures                                4,670       4,670
Equipment and machinery                              43,724      42,784
Leasehold improvements                                1,886       1,886
Less:  accumulated depreciation                     (11,672)     (5,884)
------------------------------------------------  ----------  ----------
  NET PROPERTY AND EQUIPMENT                         38,608      43,456
------------------------------------------------  ----------  ----------
TOTAL ASSETS                                      $  95,414   $  98,257
================================================  ==========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                  $ 197,576   $ 127,638
Accrued expenses                                     15,735         183
------------------------------------------------  ----------  ----------
  TOTAL CURRENT LIABILITIES                         213,311     127,821
------------------------------------------------  ----------  ----------
LONG TERM LIABILITIES- STOCKHOLDER LOAN              84,000           -
------------------------------------------------  ----------  ----------
STOCKHOLDERS' DEFICIT
Preferred stock, 20,000,000 shares authorized
  with a par value of $0.0001; no shares issued
  or outstanding                                          -           -
Common stock, 100,000,000 common shares
  authorized with a par value of $0.0001;
  11,250,000 shares issued and outstanding            1,126       1,126
Additional paid in capital                          536,440     491,440
Accumulated deficit                                (739,463)   (522,130)
------------------------------------------------  ----------  ----------
  TOTAL STOCKHOLDERS' DEFICIT                      (201,897)    (29,564)
------------------------------------------------  ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $  95,414   $  98,257
================================================  ==========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                            PROTON LABORATORIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                    2003         2002
=========================================================================
SALES                                           $   238,805   $  303,734

COST OF GOODS SOLD                                  175,505      222,716
----------------------------------------------  ------------  -----------

GROSS PROFIT                                         63,300       81,018
----------------------------------------------  ------------  -----------

OPERATING EXPENSES
Selling, general and administrative expenses        208,020      262,248
Officer salary                                       62,400       60,000
----------------------------------------------  ------------  -----------
  TOTAL OPERATING EXPENSES                          270,420      322,248
----------------------------------------------  ------------  -----------

LOSS FROM OPERATIONS                               (207,120)    (241,230)
----------------------------------------------  ------------  -----------

OTHER INCOME AND (EXPENSE)
Loss on disposal of property and equipment           (9,483)           -
Loss on acquisition of BentleyCapitalCorp.com             -     (170,000)
Interest income                                           5           39
Interest expense                                       (735)           -
----------------------------------------------  ------------  -----------
  NET OTHER EXPENSE                                 (10,213)    (169,961)
----------------------------------------------  ------------  -----------

NET LOSS                                        $  (217,333)  $ (411,191)
==============================================  ============  ===========
BASIC AND DILUTED LOSS PER
  COMMON SHARE                                  $     (0.02)  $    (0.09)
==============================================  ============  ===========
BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                             11,250,000    4,647,953
==============================================  ============  ===========


    The accompanying notes are an integral part of these consolidated financial statements.

                                             PROTON LABORATORIES, INC
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003


                                               PREFERRED STOCK      COMMON STOCK    ADDITIONAL
                                               ===============  ===================   PAID IN  ACCUMULATED
                                               SHARES  AMOUNT     SHARES    AMOUNT    CAPITAL    DEFICIT      TOTAL
======================================================================================================================
BALANCE - DECEMBER 31, 2001                         -  $     -   2,338,273  $   234  $131,395   $(110,939)  $  20,690

Cash contributions for stock                        -        -   2,325,980      233   130,704           -     130,937

Issuance as compensation for officer services       -        -   1,065,847      107    59,893           -      60,000

Issuance for officer's acquisition of
  BentleyCapitalCorp.com stock                      -        -   3,019,900      302   169,698           -     170,000

Issuance of common stock for net assets of
  BentleyCapitalCorp.com                            -        -   2,500,000      250      (250)          -           -

Net loss for the period                             -        -           -                  -    (411,191)   (411,191)
---------------------------------------------  ------  -------  ----------  -------  ---------  ----------  ----------

BALANCE - DECEMBER 31, 2002                         -        -  11,250,000    1,126   491,440    (522,130)    (29,564)

Fair value of officer services, no additional
  shares issued                                     -        -           -        -    45,000           -      45,000

Net loss for the period                             -        -           -        -         -    (217,333)   (217,333)
---------------------------------------------  ------  -------  ----------  -------  ---------  ----------  ----------

BALANCE - DECEMBER 31, 2003                         -  $     -  11,250,000  $ 1,126  $536,440   $(739,463)  $(201,897)
=============================================  ======  =======  ==========  =======  =========  ==========  ==========


    The accompanying notes are an integral part of these consolidated financial statements.

                            PROTON LABORATORIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                   2003        2002
======================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $(217,333)  $(411,191)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                      7,480       3,532
  Loss on disposal of property and equipment        9,483           -
  Loss on acquisition of BentleyCapitalCorp.com         -     170,000
  Fair value of officer services                   45,000      60,000
  Changes in operating assets and liabilities
    Accounts receivable                             8,172      (7,666)
    Inventory                                     (18,879)     16,923
    Accounts payable                               69,938      29,464
    Accrued expenses                               15,552         183
----------------------------------------------  ----------  ----------
NET CASH FROM OPERATING ACTIVITIES                (80,587)   (138,755)
----------------------------------------------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                  (375)     (3,415)
----------------------------------------------  ----------  ----------
  NET CASH FROM INVESTING ACTIVITIES                 (375)     (3,415)
----------------------------------------------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans                    84,000           -
Capital contributions                                   -     130,937
----------------------------------------------  ----------  ----------
  NET CASH FROM FINANCING ACTIVITIES               84,000     130,937
----------------------------------------------  ----------  ----------
NET INCREASE (DECREASE) IN CASH                     3,038     (11,233)

CASH AT BEGINNING OF PERIOD                         1,385      12,618
----------------------------------------------  ----------  ----------
CASH AT END OF PERIOD                           $   4,423   $   1,385
==============================================  ==========  ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of inventory to equipment              $  11,740   $  27,857


    The accompanying notes are an integral part of these consolidated financial statements.

                            PROTON LABORATORIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATIONS

ORGANIZATION- Proton Laboratorie-s, LLC. (Proton) was incorporated on February 16, 2000 in the State of California. Proton did not begin its operations until January 1, 2001. On January 1, 2001, Proton's sole owner contributed inventory and property and equipment to the Company.

BentleyCapitalCorp.com Inc. (Bentley) was incorporated in the State of Washington, U.S.A. on March 14, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the Province of British Columbia, Canada. The Company was in the development stage.

On November 15, 2002, Proton entered into an Agreement and Plan of Reorganization with Bentley whereby the Company merged with and into VWO I Inc.
(VWO), a wholly owned subsidiary of Bentley (the "Merger"). As a result of the Merger, the Proton's sole owner, Edward Alexander, exchanged 100% of his ownership for 8,750,000 shares of Bentley common stock, par value $0.0001 per share. Prior to the Merger, Proton's sole owner (Mr. Alexander) entered into a Stock Purchase Agreement with certain shareholders of Bentley. Under the Stock Purchase Agreement, Mr. Alexander purchased 8,750,000 shares of common stock of Bentley from certain Bentley shareholders for $170,000. The 8,750,000 shares Mr. Alexander acquired were canceled as part of the Merger. VWO I Inc. changed its name to Proton Laboratorie-s, Inc. (Proton) as part of the Merger. In April 2004 Proton changed its name to Water Science, Inc.

In accordance with SFAS 141 Business Combinations and EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business the Merger has been accounted for as the reorganization of Proton and the acquisition of Bentley's assets for $170,000 using the purchase method of accounting. There were no material assets or liabilities of Bentley at the time of the Merger, accordingly, the $170,000 paid by Mr. Alexander has been reflected as a loss on the acquisition of Bentley in the accompanying financial statements. For financial statement purposes Proton is considered the parent corporation and originally elected to maintain BentleyCapitalCorp, Inc as its business name. In December 2003 the Company's board elected to change its name to Proton Laboratories, Inc., and hereafter collectively referred to as the "Company".

BASIS OF PRESENTATION - Proton was changed from an LLC to a corporation on November 15, 2002. The effect of the corporate status of the Company has been reflected in the accompanying consolidated financial statements. The common stock reflected in the consolidated financial statements represents the pro rata number of shares the Company would have been issued for each capital contribution through the date of the Merger including the $170,000 to acquire the interest in Bentley.

CONSOLIDATION POLICY - The accompanying consolidated financial statements reflect the financial position of and operations for Proton as of and for the years ended December 31, 2003 and 2002 and the operations of Bentley for the period from November 15, 2002 through December 31, 2002. All significant intercompany transactions have been eliminated in consolidation.

NATURE  OF  OPERATIONS  -  The  Company's  operations  are  located  in Alameda,
California. The core business of the Company consists of the sales and marketing of the Company's industrial, environmental and residential systems throughout the United States of America which alter the properties of water to produce functional water. The Company acts as an exclusive importer and master distributor of these products to various companies in which uses for the product

                            PROTON LABORATORIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


range from food processing to retail water sales. Additionally, the Company formulates intellectual properties under licensing agreements, supplies consumer products, consults on projects utilizing functional water, facilitates between manufacturer and industry and acts as educators on the benefits of functional water.

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

The carrying value of the note payable approximates fair value based on it bearing interest at a rate which approximates market rates. The amount reported as inventory is considered to be a reasonable approximation of its fair value. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements.

BUSINESS CONDITION - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred net losses of $217,333 and $411,191 for the years ended December 31, 2003 and 2002, respectively. The Company had a working capital deficit of $156,505 and $73,020 at December 31, 2003 and 2002, respectively. The Company's revenues decreased during 2003 and 2002 and loans from the Company's president were required to fund operations. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has devoted a significant amount of time during 2003 and 2002 to the public filing process. Unexpected delays occurred while attempting to complete this process, and a substantial amount of legal and accounting fees were incurred getting the Company's stock relisted on the public markets and in the acquisition of BentleyCapitalCorp.com.

The Company is working towards raising public funds to expand its marketing and revenues. The Company has spent considerable time in contracting with several major overseas corporations for the co-development of enhanced antioxidant beverages for distribution into the overseas markets. In addition, the Company is working with its Canadian business associates to identify institutional businesses to market various disinfection applications based upon functional water, pending government approval.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

                            PROTON LABORATORIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

INVENTORY - Inventory consists of purchased finished goods and is stated at the lower of cost (using the first-in, first-out method) or market value.

PROPERTY AND EQUIPMENT - Equipment, and furniture and fixtures are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 3 to 7 years. Depreciation expense for the years ended December 31, 2003 and 2002, was $7,480 and $3,532, respectively. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations.

Long-lived assets are reviewed for impairment yearly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, no impairment was considered necessary during the years ended December 31, 2003 or 2002.

INCOME TAXES - Prior to November 15, 2002, the Company was taxed as an LLC. Beginning on November 15, 2002, the Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. That will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered. These deferred tax assets and or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances and adjustments are provided as necessary.

ADVERTISING - The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense for the year ended December 31, 2003 and 2002 was $3,952 and $5,177, respectively.

CONCENTRATIONS OF RISK - Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales. The risk of loss of a major customer subjects the Company to the possibility of decreased sales. Purchases from major vendors are defined as inventory purchases from any one vendor which exceeded 10% of total inventory purchases. The risk of loss of a major vendor subjects the Company to the possibility of increased costs and not being able to fulfill customer orders. See Note 5.

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

                            PROTON LABORATORIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING STANDARDS - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity. The Company adopted this standard as of December 31, 2003 and had no effect on the Company's financial position or results of its operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. The Company adopted SFAS No. 150 effective July 1, 2003. The adoption of this standard has no effect on the Company's financial position or results of its operations.

RECLASSIFICATIONS - Certain 2002 amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on the previously reported net loss.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

During the year ended December 31, 2003, the Company's president and majority shareholder advanced the Company $84,000. These advances bear interest at 7% with principal and accrued interest due November 2005. At December 31, 2003, the accrued interest was $735.

During the year ended December 31, 2002 this majority shareholder contributed $130,937 in cash to the Company. As part of the merger and the Company becoming a corporation, the Company reclassified these contributions to common stock and additional paid-in capital. During the year ended December 31, 2002, the president did not receive any amounts related to his salary. The Company determined that the fair value of these services during 2003 and 2002 were $62,400 and $60,000, respectively. Thus the Company recorded a salary expense of $62,400 and $60,000 during the years ended December 31, 2003 and 2002 and reflected $45,000 and $60,000 as contributed capital during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the Company paid $2,400 to the president as salary and $15,000 was accrued as salaries payable at December 31, 2003.

NOTE  4  -  INCOME  TAXES

There was no provision for or benefit from income tax for any period. Prior to November 15, 2002, the Company was taxed as an LLC. The components of the net deferred tax asset at December 31, 2003 and 2002 are as follows:

                                   2003       2002
=====================================================
Net operating loss carryforward  $ 71,395   $ 11,624
Inventory reserve                       -      2,152
Bad debt reserve                    3,898        943
Accrued salaries                    5,793          -
Less: valuation allowance         (81,086)   (14,719)
-------------------------------  ---------  ---------
NET DEFERRED TAX ASSET           $      -   $      -
===============================  =========  =========

                            PROTON LABORATORIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For tax reporting purposes, the Company has net operating loss carry forwards in the amount of $179,546 which will begin expiring in 2022.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the year ended December 31, 2003 and the period November 16, 2002 through December 31, 2003:

                                                                       For the Period from
                                                For the Year Ended       November 16, 2002
                                                      December 31,    through December 31,
                                                              2003                    2002
===========================================================================================
Benefit as statutory rate (34%)                $           (73,893)  $             (73,308)
Non-deductible expenses                                     17,567                  68,550
Change in valuation allowance                               66,367                  14,719
State tax benefit, net of federal tax effect               (10,041)                 (9,961)
---------------------------------------------  --------------------  ----------------------
NET BENEFIT FROM INCOME TAXES                  $                 -   $                   -
=============================================  ====================  ======================

NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

OPERATING LEASES - The Company currently leases office and storage space from a third party. On March 6, 2002, the Company entered into a new less agreement to pay a monthly lease payment increasing by 4% annually until May 2005. Additionally, under the lease the Company is required to pay a percentage of the property taxes and maintenance expenses.

Future minimum lease payments under operating lease obligations as of December 31, 2003, were as follows:

      Year Ending December 31,
               2004                                             $     28,441
               2005                                                   11,990
      --------------------------------------------------------  ------------
      Minimum lease payments                                    $     40,431
      ========================================================  ============

Rent expense for the years ended December 31, 2003 and 2002 was $27,097 and $39,360, respectively.

MAJOR CUSTOMER - During the year ended December 31, 2003, sales to one customer accounted for 11% of total sales. As of December 31, 2003, there were no amounts due from this customer. During the year ended December 31, 2002, sales to another customer accounted for 14% of total sales. As of December 31, 2002, amounts due from this customer accounted for 23% of accounts receivable.

MAJOR VENDOR - During the year ended December 31, 2003, purchases from two vendors accounted for 87% of total inventory purchases. As of December 31, 2003, amounts due to these vendors accounted for 65% of accounts payable. During the year ended December 31, 2002, purchases from four vendors accounted for 96% of total inventory purchases. As of December 31, 2002, amounts due to four vendors accounted for the 95% of accounts payable.

                            PROTON LABORATORIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6  -  STOCK  OPTION  PLAN

In December 2003, the Company's shareholders approved the 2004 Stock and Stock Option Plan effective January 1, 2004 whereby up to 500,000 shares may be granted, optioned or sold. The plan is for its key employees and directors who contribute materially to the success and profitability of the Company as well as attracting other key employees and directors. No options have yet been issued under the plan.

                                  EXHIBIT INDEX

Exhibit   Exhibit
Number    Description
--------------------------------------------------------------------------------

3.1 Amendment to Articles of Incorporation (to be filed when we receive a certified copy of the amendment from the Secretary of State of Washington.

14.1      Code of Ethics

21.1      Subsidiaries

31.1      Certification pursuant to Section 13a of CEO

31.2      Certification pursuant to Section 3a of CFO

32.1      Certification pursuant to Section 1350 of CEO

32.2      Certification pursuant Section 1350 of CFO