Form 10QSB
period 2004-03-31
PROTON LABORATORIES INC
filed 2004-05-21
CIK 1110781

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB
(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934 For The Quarter Ended March 31, 2004.

[ ] Transition Report Under Section 13 or 15(d) off the Securities Exchange Act of 1934

For The Transition Period From _____ To ______

Commission File No. 000-31883

                           Proton Laboratories, Inc.
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


As of May 13, 2004, there were 11,250,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format    | |  Yes   |X|  No

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements


                              Proton Laboratories, Inc.
                                  TABLE OF CONTENTS


                                                                            PAGE


Condensed Consolidated Balance Sheets - March 31, 2004 and December
31, 2003 (Unaudited).                                                       F-1

Condensed Consolidated Statements of Operations for the three months
ended March 31, 2004 and 2003 (Unaudited).                                  F-2

Condensed Consolidated Statements of Cash Flows for the three months
Ended March 31, 2004 and 2003 (Unaudited).                                  F-3

Notes to Condensed Consolidated Financial Statements                        F-4

                            PROTON LABORATORIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                   MARCH 31,    DECEMBER 31,
                                                     2004           2003
=============================================================================
ASSETS

CURRENT ASSETS
Cash                                              $    8,180   $       4,423
Accounts receivable, less allowance for doubtful
  accounts of $10,092                                 46,004          24,583
Inventory                                             95,557          27,800
-----------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                               149,741          56,806
-----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                 5,304           4,670
Equipment and machinery                               48,901          43,724
Leasehold improvements                                 1,886           1,886
Less:  accumulated depreciation                      (14,065)        (11,672)
-----------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                          42,026          38,608
-----------------------------------------------------------------------------
TOTAL ASSETS                                      $  191,767   $      95,414
=============================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                  $  190,261   $     197,576
Accrued expenses                                      33,456          15,735
-----------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                          223,717         213,311
-----------------------------------------------------------------------------
LONG TERM LIABILITIES- STOCKHOLDER LOAN              209,000          84,000
-----------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
Preferred stock, 20,000,000 shares authorized
  with a par value of $0.0001; no shares issued
  or outstanding                                           -               -
Common stock, 100,000,000 common shares
  authorized with a par value of $0.0001;
  11,250,000 shares issued and outstanding             1,126           1,126
Additional paid in capital                           536,440         536,440
Accumulated deficit                                 (778,516)       (739,463)
-----------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                       (240,950)       (201,897)
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $  191,767   $      95,414
=============================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



FOR THE THREE MONTHS ENDED MARCH 31               2004          2003
========================================================================
SALES                                         $    76,020   $    63,726

COST OF GOODS SOLD                                 47,595        35,928
------------------------------------------------------------------------
   GROSS PROFIT                                    28,425        27,798
------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       65,643        67,889
------------------------------------------------------------------------
   LOSS FROM OPERATIONS                           (37,218)      (40,091)
------------------------------------------------------------------------
INTEREST EXPENSE                                    1,835             -
------------------------------------------------------------------------
   NET LOSS                                   $   (39,053)  $   (40,091)
========================================================================
BASIC AND DILUTED LOSS PER
  COMMON SHARE                                $     (0.00)  $     (0.00)
========================================================================
BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                           11,250,000    11,250,000
========================================================================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31                          2004       2003
===============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $ (39,053)  $(40,091)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                                2,393      1,878
  Fair value of officer services                                  -     15,000
  Changes in operating assets and liabilities
    Accounts receivable                                     (21,421)      (939)
    Inventory                                               (67,757)     3,327
    Accounts payable                                         (7,315)     8,030
    Accrued expenses                                         17,721       (183)
    Deferred revenue                                              -     13,365
-------------------------------------------------------------------------------
  NET CASH FROM OPERATING ACTIVITIES                       (115,432)       387
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                          (5,811)         -
-------------------------------------------------------------------------------
  NET CASH FROM INVESTING ACTIVITIES                         (5,811)         -
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans                             125,000          -
Capital contributions                                             -      2,891
-------------------------------------------------------------------------------
  NET CASH FROM FINANCING ACTIVITIES                        125,000      2,891
-------------------------------------------------------------------------------
NET INCREASE IN CASH                                          3,757      3,278

CASH AT BEGINNING OF PERIOD                                   4,423      1,385
-------------------------------------------------------------------------------
CASH AT END OF PERIOD                                     $   8,180   $  4,663
===============================================================================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -BASIS OF PRESENTATION AND NATURE OF OPERATIONS

BASIS OF PRESENTATION - The condensed consolidated financial statements include the accounts of Proton Laboratories, Inc., and its wholly owned subsidiary ("Proton" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

In April 2004, the Company changed its name from BentleyCapitalCorp.com, Inc. to Proton Laboratories, Inc. The Company's subsidiary also changed its name from Proton Laboratorie-s, Inc. to Water Science, Inc.

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

NATURE OF OPERATIONS - The Company's operations are located in Alameda, California. The core business of the Company consists of the sales and marketing of the Company's industrial, environmental and residential systems throughout the United States of America which alter the properties of water to produce functional water. The Company acts as an exclusive importer and master distributor of these products to various companies in which uses for the product range from food processing to retail water sales. Additionally, the Company formulates intellectual properties under licensing agreements, supplies consumer products, consults on projects utilizing functional water, facilitates between manufacturer and industry and acts as educators on the benefits of functional water.

NOTE 2 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred net losses of $39,053 and $40,091 for the three months ended March 31, 2004 and 2003, respectively. The Company had a working capital deficit of $73,976 and $156,505 at March 31, 2004 and December 31, 2003, respectively. Loans from the Company's president were required to fund operations.

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

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and

                            PROTON LABORATORIES, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004, the Company's president and majority shareholder advanced the Company $125,000. At March 31, 2004 and
December 31, 2003, the balance in the shareholder loans was $209,000 and $84,000, respectively. These advances bear interest at 7% with principal and accrued interest due November 2005. At March 31, 2004 and December 31, 2003, the accrued interest was $2,570 and $735.

During the three months ended, the Company accrued $15,000 as salaries payable to the president resulting in $30,000 of salaries payable at March 31, 2004. During the three months ended March 31, 2003, the president did not receive any amounts related to his salary. The Company determined that the fair value of these services was $15,000. Thus the Company recorded a salary expense and contributed capital for the fair value of the president's services.

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

     Our operations are located in Alameda, California. Our business consists of the sales and marketing of the industrial, environmental and residential systems throughout the United States of America which alter the properties of water to produce functional water. We act as an exclusive importer and master distributor of these products to various companies in which uses for the product range from food processing to retail water sales. We formulate intellectual properties under licensing agreements, supply consumer products, consult on projects utilizing functional water, facilitate between manufacturer and industry and act as educators on the benefits of functional water.

     Our independent auditors made a going concern qualification in their report dated March 12, 2004, which raises substantial doubt about our ability to continue as a going concern. Our revenue decreased during 2003. During the quarter ended March 31, 2004, our revenue increased compared to the quarter ended March 31, 2003. During 2003 our president contributed funds to us to fund operations. There is a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

     We are working towards raising funds to expand our marketing and revenues. We have spent considerable time in contracting with several major overseas corporations for the co-development of enhanced antioxidant beverages for distribution into the overseas markets. We are working with our Canadian business associates to identify institutional businesses to market various disinfection applications based upon functional water, pending government approval.

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

     During the period from March 14, 2000 through November 15, 2002, prior to our acquisition of Proton Laboratories LLC in November 2002, we did not engage in significant operations other than organizational activities, acquisition of the rights to market the products of Vitamineralherb.com, the preparation for registration of our securities under the Securities Act and capital raising. No revenues were received by us during that period. However, Vitamineralherb.com has ceased operating a Web site which makes it unlikely that we will ever do any business with Vitamineralherb.com.

     We operate through our own name, Proton Laboratories, Inc. and through the name of our wholly-owned subsidiary Water Science, Inc. In November 2002, we acquired Proton Laboratories, LLC, which is active in the functional water business. This acquisition was reported in detail on our Form 8-K for the event dated November 15, 2002 as filed with the Commission on November 25, 2002. Proton Laboratories, LLC is now know as Water Science, Inc., our wholly-owned subsidiary. Since our acquisition of Proton Laboratories LLC in November 2002, our business has been focused on marketing functional water equipment and systems. Alkaline-concentrated functional water may have health-beneficial properties and may be used for drinking and cooking purposes. Acidic-concentrated functional water may be used as a topical, astringent medium.

     Our fiscal year end is December 31.

RESULTS OF OPERATIONS-Quarter ended March 31, 2004 and 2003.

     We had revenue of $76,020 for the quarter ended March 31, 2004, compared to revenue of $63,726 for the quarter ended March 31, 2003.

     We had a net loss of $39,053 for the quarter ended March 31, 2004, compared to a net loss of $40,091 for the quarter ended March 31, 2003.

     Net cash used by operating activities was $115,432 for the quarter ended March 31, 2004, compared to cash provided by operating activities of $387 for the quarter ended March 31, 2003.


     We are currently seeking funds to expand our marketing and revenues. We have spent considerable time in contracting with several major overseas corporations for the co-development of enhanced antioxidant beverages for distribution into the overseas markets. We are working with Canadian business associates to identify institutional businesses to market various disinfection applications based upon functional water, pending government approval. Our business is focused on marketing functional water equipment and systems. Alkaline-concentrated functional water may have health-beneficial properties and may be used for drinking and cooking purposes. Acidic-concentrated functional water may be used as a topical, astringent medium.

LIQUIDITY

     As of March 31, 2004, we had cash on hand of $8,180. Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any our products at a profit.

     During the year ended December 31, 2003, our president advanced to us the amount of $84,000 in cash. This advance accrues interest at the rate of 7% per annum and is due in November 2005.

     During the quarter ended March 31, 2004, our president advanced to us the amount of $125,000 in cash. This advance accrues interest at the rate of 7% per annum and is due in November 2005.

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

-    The response of competitors.

OUR  CUSTOMERS  AND  VENDORS

     Major Customer. During the quarter ended March 31, 2004, sales to our biggest customer accounted for 17% of our total sales during the quarter. As of March 31, 2004, this customer owed us $9,698. While the loss of this customer might have an adverse impact on us, our next five biggest customers each represented between 5% and 14% of sales during the quarter.

     Major Vendor. During the quarter ended March 31, 2004, our inventory purchases from our biggest vendor accounted for 91% of our total inventory purchases during the quarter. As of March 31, 2004, we did not owe any money to this vendor.

Related Party Transaction

     During the three months ended March 31, 2004, Edward Alexander, our president and majority shareholder, advanced us the amount of $125,000. At March 31, 2004 the balance of loans to us by Mr. Alexander was $209,000. At December 31, 2003, the balance of loans to us by Mr. Alexander $84,000. These advances bear interest at 7% with principal and accrued interest due November 2005. At March 31, 2004, , the accrued interest was $2,570. At December 31, 2003, the accrued interest was $735.

     During the three months ended March 31, 2004, we accrued $15,000 as salaries payable to Mr. Alexander resulting in an aggregate of $30,000 of salaries payable to Mr. Alexander at March 31, 2004. During the three months ended March 31, 2003, Mr. Alexander did not receive or accrue any amounts related to his salary. The Company determined that the fair value of these services was $15,000. Thus the Company recorded a salary expense and contributed capital for the fair value of the president's services.

Item  3.    Controls  and  Procedures.


(a)  Evaluation of disclosure controls and procedures.

     Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this annual report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

          (b)  Reports on Form 8-K.


On April 14, 2004 we filed a Form 8-K dated March 16, 2004 reporting Item 5. Other Events and Item 6. Financial Statements And Exhibits.


On April 15, 2004 we filed a Form 8-K dated April 15, 2004 reporting Item 5. Other Events and Item 7. Financial Statements And Exhibits.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Proton Laboratories, Inc.


Date:  May 19, 2004               (signed)  ______________________________

                                        By:  /s/  Edward  Alexander
                                        Edward  Alexander
                                        Chief  Executive  Officer,
                                        Director,  President,  and
                                        Chief  Accounting  Officer