Form 10QSB
period 2004-06-30
PROTON LABORATORIES INC
filed 2004-08-20
CIK 1110781

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934 for the Quarter Ended June 30, 2004.

[_] Transition Report Under Section 13 or 15(d) off the Securities Exchange Act of 1934

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


     As of August 18, 2004, there were 11,250,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format     |_| Yes       |X| No

                                     PART I

                              FINANCIAL INFORMATION


Item 1.          Financial Statements.


                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS


                                                                            Page

Condensed Consolidated Balance Sheets - June 30, 2004 and
  December 31, 2003 (Unaudited)                                             F-1

Condensed Consolidated Statements of Operations for the three and six
  months ended June 30, 2004 and 2003 (Unaudited)                           F-2

Condensed Consolidated Statements of Cash Flows for the six months
  ended June 30, 2004 and 2003 (Unaudited)                                  F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)            F-4

                                  PROTON LABORATORIES, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                   JUNE 30,    DECEMBER 31,
                                                                     2004          2003
--------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash                                                              $   7,959   $       4,423
Accounts receivable, less allowance for doubtful accounts
  of $10,092                                                         32,527          24,583
Inventory                                                            93,865          27,800
--------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                              134,351          56,806
--------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                5,304           4,670
Equipment and machinery                                              58,150          43,724
Leasehold improvements                                                1,886           1,886
Less:  accumulated depreciation                                     (16,921)        (11,672)
--------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                         48,419          38,608
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $ 182,770   $      95,414
============================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                  $ 167,655   $     197,576
Accrued expenses                                                     51,206          15,735
--------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                         218,861         213,311
--------------------------------------------------------------------------------------------
LONG TERM LIABILITIES - STOCKHOLDER LOAN                            249,000          84,000
--------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized
  with a par value of $0.0001; no shares issued or outstanding            -               -
Undesignated preferred stock, 19,600,000 shares authorized
  with a par value of $0.0001; no shares issued or outstanding            -               -
Common stock, 100,000,000 common shares authorized with a
  par value of $0.0001; 11,250,000 shares issued and outstanding      1,126           1,126
Additional paid-in capital                                          536,440         536,440
Accumulated deficit                                                (822,657)       (739,463)
--------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                                      (285,091)       (201,897)
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ 182,770   $      95,414
============================================================================================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           PROTON LABORATORIES, INC
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                              -------------------------------  ------------------------------
                                                   2004             2003            2004            2003
-----------------------------------------------------------------------------  ------------------------------
SALES                                         $       81,985   $      63,674   $      158,005   $    127,400

COST OF GOODS SOLD                                    25,375          20,424           72,970         56,352
-------------------------------------------------------------------------------------------------------------

    GROSS PROFIT                                      56,610          43,250           85,035         71,048
-------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          97,115          57,614          162,758        125,503
-------------------------------------------------------------------------------------------------------------

    LOSS FROM OPERATIONS                             (40,505)        (14,364)         (77,723)       (54,455)
-------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE                                       3,636               -            5,471              -
-------------------------------------------------------------------------------------------------------------

    NET LOSS                                  $      (44,141)  $     (14,364)  $      (83,194)  $    (54,455)
=============================================================================================================

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                $        (0.00)  $       (0.00)  $        (0.01)  $      (0.00)
=============================================================================================================

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                              11,250,000      11,250,000       11,250,000     11,250,000
=============================================================================================================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THE SIX MONTHS ENDED JUNE 30                    2004       2003
----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $ (83,194)  $(54,455)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                       5,249      3,756
  Fair value of officer services                         -     30,000
  Changes in operating assets and liabilities
    Accounts receivable                             (7,944)     4,954
    Inventory                                      (66,065)     3,926
    Accounts payable                               (29,921)    17,671
    Accrued expenses                                35,471       (183)
----------------------------------------------------------------------
    Deferred revenue                                     -          -
----------------------------------------------------------------------

  NET CASH FROM OPERATING ACTIVITIES              (146,404)     5,669
----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                (15,060)         -
----------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES               (15,060)         -
----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans                    165,000          -
----------------------------------------------------------------------
Capital contributions                                    -          -
----------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES               165,000          -
----------------------------------------------------------------------

NET INCREASE IN CASH                                 3,536      5,669

CASH AT BEGINNING OF PERIOD                          4,423      1,385
----------------------------------------------------------------------

CASH AT END OF PERIOD                            $   7,959   $  7,054
======================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Nature  of  Operations  -  The  Company's  operations  are  located  in Alameda,
California. The core business of the Company consists of the sales and marketing of the Company's industrial, environmental and residential systems throughout the United States of America which alter the properties of water to produce functional water. The Company acts as an exclusive importer and master distributor of these products to various companies. Additionally, the Company formulates intellectual properties under licensing agreements, supplies consumer products, consults on projects utilizing functional water, facilitates between manufacturer and industry and acts as educators on the benefits of functional water.

NOTE  2  -  BUSINESS  CONDITION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred net losses of $44,141 and $83,194 for the three and six months ended June 30, 2004, respectively. The Company had a working capital deficit of $84,510 and $156,505 at June 30, 2004 and December 31, 2003,
respectively. Loans from the Company's president were required to fund operations.

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

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

During the six months ended June 30, 2004, the Company's president and majority shareholder advanced the Company $165,000. At June 30, 2004 and December 31, 2003, the balance in the shareholder loans was $249,000 and $84,000, respectively. These advances bear interest at 7% with principal and accrued interest due November 2005. At June 30, 2004 and December 31, 2003, the accrued interest was $6,206 and $735.

During the six months ended June 30, 2004, the Company accrued $30,000 as salaries payable to the president resulting in $45,000 of salaries payable at June 30, 2004. During the six months ended June 30, 2003, the president did not receive any amounts related to his salary. The Company determined that the fair value of these services was $30,000. Thus the Company recorded a salary expense and contributed capital for the fair value of the president's services.

NOTE  4  -  PREFERRED  STOCK

During May 2004, the Company designated 400,000 shares of the preferred stock as Series A convertible preferred stock.

The holders of Series A convertible preferred stock are entitled to a cumulative dividend of 8% per year in cash payable in arrears.

The holders of Series A convertible preferred stock may convert any or all of their shares plus all accrued dividends on the preferred stock into common stock at any time. Each share of preferred stock may be converted into 5 shares of common stock. The holder will receive one share of common stock for $2 of accrued dividends.

Upon the liquidation, dissolution or winding up of the Company, holders of Series A convertible preferred stock, are entitled to receive, out of legally available assets, a liquidation preference of $10 per share, plus an amount equal to any unpaid dividends through the payment date, before any payment or distribution was made to holders of common stock. The holders of Series A convertible preferred stock are not entitled to vote.

Item 2.     Management's Discussion and Analysis.

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

INTRODUCTION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB. The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.

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

     Our independent auditors made a going concern qualification in their report dated March 12, 2004, which raises substantial doubt about our ability to continue as a going concern. Our revenue decreased during 2003. During the quarter ended June 30, 2004, our revenue increased compared to the quarter ended June 30, 2003. During 2003 our president contributed funds to us to fund operations. There is a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

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

     We operate through our own name, Proton Laboratories, Inc. and through the name of our wholly-owned subsidiary Water Science, Inc. In November 2002, we acquired Proton Laboratories, LLC, which is active in the functional water business. This acquisition was reported in detail on our Form 8-K for the event dated November 15, 2002 as filed with the Commission on November 25, 2002. Proton Laboratories, LLC is now known as Water Science, Inc., our wholly-owned subsidiary. Since our acquisition of Proton Laboratories LLC in November 2002, our business has been focused on marketing functional water equipment and systems. Alkaline-concentrated functional water may have health-beneficial properties and may be used for drinking and cooking purposes. Acidic-concentrated functional water may be used as a topical, astringent medium.

     Our fiscal year end is December 31.

RESULTS OF OPERATIONS--Quarters ended June 30, 2004 and 2003.

     We had revenue of $81,985 for the quarter ended June 30, 2004, compared to revenue of $63,674 for the quarter ended June 30, 2003.

     We had a net loss of $44,141 for the quarter ended June 30, 2004, compared to a net loss of $14,364 for the quarter ended June 30, 2003.

     Our SG&A expenses were $97,115 for the quarter ended June 30, 2004, compared to $57,614 for the quarter ended June 30, 2003.

RESULTS OF OPERATIONS--Six months ended June 30, 2004 and 2003.

     We had revenue of $158,005 for the six months ended June 30, 2004, compared to revenue of $127,400 for the quarter ended June 30, 2003.

     We had a net loss of $83,194 for the six months ended June 30, 2004, compared to a net loss of $54,455 for the quarter ended June 30, 2003.

     Net cash used by operating activities was $146,404 for the six months ended June 30, 2004, compared to cash provided by operating activities of $5,669 for the six months ended June 30, 2003.

     Our SG&A expenses were $162,758 for the six months ended June 30, 2004, compared to $125,503 for the six months ended June 30, 2003.

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

LIQUIDITY

     As of June 30, 2004, we had cash on hand of $7,959. Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any our products at a profit.

     During the six months ended June 30, 2004, our president advanced to us the amount of $165,000 in cash. This advance accrues interest at the rate of 7% per annum and is due in November 2005. At June 30, 2004, the aggregate balance we owe on loans from shareholders is $ 249,000. These loans accrues interest at the rate of 7% per annum and are due in November 2005.

     During the six months ended June 30, 2004, we accrued $30,000 as salaries payable to Mr. Alexander resulting in an aggregate of $45,000 of salaries payable to Mr. Alexander at June 30, 2004. During the six months ended June 30, 2003, Mr. Alexander did not receive or accrue any amounts related to his salary. We determined that the fair value of these services was $30,000. Thus we recorded a salary expense and contributed capital for the fair value of the president's services.

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

     During the quarter under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings.

               None.


Item 2.   Changes in Securities.

     On May 19, 2004, our Board of Directors approved an amendment to our articles of incorporation that created our new Series A Preferred Stock. Shareholder action was not required. This amendment was then filed with the Secretary of State of Washington on May 28, 2004. We received a file-stamped copy of the amendment later in June 2004. We previously reported the details of our Series A Preferred Stock in our Form 8-K file July 09, 2004 and dated May 28, 2004. As of the date of filing this Form 10-QSB, we have not sold or issued any Series A Preferred Stock. We may sell shares of our Series A Preferred Stock in the future.

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

     (b)  Reports on Form 8-K.

     On April 14, 2004 we filed a Form 8-K dated March 16, 2004 reporting Item
5. Other Events and Item 6. Financial Statements and Exhibits.

     On April 15, 2004 we filed a Form 8-K dated April 15, 2004 reporting Item
5. Other Events and Item 7. Financial Statements and Exhibits.

     On July 9, 2004 we filed a Form 8-K dated May 28, 2004 reporting Item 3.03. Material Modification to Rights of Security Holders, Item 5.03. Amendments to Articles of Incorporation or Bylaws and Item 7.01. Financial Statements And Exhibits.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Proton Laboratories, Inc.


Date  August 18, 2004                  (signed) ___________________________

                                               By: /s/ Edward Alexander
                                               Edward Alexander
                                               Chief Executive Officer,
                                               Director, President, and
                                               Chief Accounting Officer