Form 10QSB
period 2004-09-30
PROTON LABORATORIES INC
filed 2004-11-19
CIK 1110781

United States
                       Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934 for the Quarter Ended September 30, 2004.

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

                        1135 Atlantic Avenue, Suite 101
                                Alameda, Ca 94501
                                 (510) 865-6412
           (Address Of Principal Executive Offices, Telephone Number)


     As of November 18, 2004, there were 11,350,000 shares of common stock outstanding and certificated, plus 400,000 shares that are beneficially owned by ten shareholders but not yet certificated, plus 945,000 shares that are contracted for issuance to four shareholders but not yet certificated, for an aggregate of 12,695,000 shares outstanding.

Transitional Small Business Disclosure Format |_| Yes |X| No

                                     PART  I

                              FINANCIAL  INFORMATION



Item 1.      Financial Statements.


                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS


                                                                            Page

Condensed Consolidated Balance Sheets - September 30, 2004 and
  December 31, 2003 (Unaudited)                                              F-1

Condensed Consolidated Statements of Operations for the three and nine
  months ended September 30, 2004 and 2003 (Unaudited)                       F-2

Condensed Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2004 and 2003 (Unaudited)                              F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)             F-4

                            PROTON LABORATORIES, INC

                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                             2004            2003
===================================================================================================
ASSETS

CURRENT ASSETS
Cash                                                               $         7,217   $       4,423
Accounts receivable, less allowance for doubtful accounts
  of $16,522 and $10,092, respectively                                      18,744          24,583
Inventory                                                                   94,834          27,800
---------------------------------------------------------------------------------------------------

  TOTAL CURRENT ASSETS                                                     120,795          56,806
---------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Furniture and fixtures                                                      25,857           4,670
Equipment and machinery                                                     43,724          43,724
Leasehold improvements                                                       3,573           1,886
Less:  accumulated depreciation                                            (19,224)        (11,672)
---------------------------------------------------------------------------------------------------

  NET PROPERTY AND EQUIPMENT                                                53,930          38,608
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $       174,725   $      95,414
===================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                   $       169,139   $     197,576
Accrued expenses                                                            71,597          15,735
Preferred dividends payable                                                  1,600               -
---------------------------------------------------------------------------------------------------

  TOTAL CURRENT LIABILITIES                                                242,336         213,311
---------------------------------------------------------------------------------------------------

LONG TERM LIABILITIES - STOCKHOLDER LOAN                                   262,000          84,000
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 and no shares issued and outstanding, respectively; liquidation preference of $80,000
  and $0, respectively                                                      80,000               -
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                          -               -
Common stock, 100,000,000 common shares authorized with a
  par value of $0.0001; 11,350,000 and 11,250,000 shares issued
  and outstanding, respectively                                              1,136           1,126
Additional paid-in capital                                                 576,430         536,440

Accumulated deficit                                                       (987,177)       (739,463)
---------------------------------------------------------------------------------------------------

  TOTAL STOCKHOLDERS' DEFICIT                                             (329,611)       (201,897)
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $       174,725   $      95,414
===================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         PROTON LABORATORIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                 FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                              -------------------------------  ------------------------------
                                                   2004             2003            2004            2003
-----------------------------------------------------------------------------  ------------------------------
SALES                                         $      120,902   $      62,431   $     278,907   $     189,831

COST OF GOODS SOLD                                    99,401          31,180         172,371          87,532
-------------------------------------------------------------------------------------------------------------

    GROSS PROFIT                                      21,501          31,251         106,536         102,299
-------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         178,361          69,787         341,119         195,290
-------------------------------------------------------------------------------------------------------------

    LOSS FROM OPERATIONS                            (156,860)        (38,536)       (234,583)        (92,991)
-------------------------------------------------------------------------------------------------------------

OTHER EXPENSE
Loss on disposal of property and equipment               943               -             943               -
Interest expense                                       5,117               -          10,588               -
-------------------------------------------------------------------------------------------------------------
  TOTAL OTHER EXPENSE                                  6,060               -          11,531               -
-------------------------------------------------------------------------------------------------------------

    NET LOSS                                        (162,920)        (38,536)       (246,114)        (92,991)

PREFERRED STOCK DIVIDEND                              (1,600)              -          (1,600)              -
-------------------------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS        $     (164,520)  $     (38,536)  $    (247,714)  $     (92,991)
=============================================================================================================

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                $        (0.01)  $       (0.00)  $       (0.02)  $       (0.01)
=============================================================================================================

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                              11,268,481      11,250,000      11,256,230      11,250,000
=============================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PROTON LABORATORIES, INC.
       CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30             2004       2003
---------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $(246,114)  $(92,991)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                      8,495      5,634
  Bad debt expense                                  6,430          -
  Loss on disposal of property and equipment          943          -
  Fair value of officer services                        -     45,000
  Common stock issued for legal services           40,000          -
  Changes in operating assets and liabilities
    Accounts receivable                              (591)       436
    Inventory                                     (67,034)   (50,729)
    Accounts payable                              (28,437)    (2,778)
    Accrued expenses                               55,862       (183)
    Deferred revenue                                    -     18,988
---------------------------------------------------------------------

  NET CASH FROM OPERATING ACTIVITIES             (230,446)   (76,623)
---------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment               (24,760)         -
---------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES              (24,760)         -
---------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans                   178,000     84,000
Proceeds from issuance of preferred stock          80,000          -
---------------------------------------------------------------------
Capital contributions                                   -          -
---------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES              258,000     84,000
---------------------------------------------------------------------

NET INCREASE IN CASH                                2,794      7,377

CASH AT BEGINNING OF PERIOD                         4,423      1,385
---------------------------------------------------------------------

CASH AT END OF PERIOD                           $   7,217   $  8,762
=====================================================================

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

In April 2004, the Company changed its name from BentleyCapitalCorp.com, Inc. to Proton Laboratories, Inc. The Company's subsidiary also changed its name from Proton Laboratories, Inc. to Water Science, Inc.

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

BASIC AND DILUTED LOSS PER COMMON SHARE - Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of Series A convertible preferred shares and common shares outstanding to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares are anti-dilutive. Potential common shares from convertible preferred stock have not been included as they are anti-dilutive.

NOTE 2 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred losses applicable to common shareholders of $164,520 and $247,714 for the three and nine months ended September 30, 2004, respectively. The Company had a working capital deficit of $121,541 and $156,505 at September 30, 2004 and December 31, 2003, respectively. Loans from the Company's president were required to fund operations.

The Company is working towards raising public funds to expand its marketing and revenues. The Company has spent considerable time in contracting with several major overseas corporations for the co-development of

                            PROTON LABORATORIES, INC

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004, the Company's president and majority shareholder advanced the Company $178,000. At September 30, 2004 and December 31, 2003, the balance in the shareholder loans was $262,000 and $84,000, respectively. These advances bear interest at 7% with principal and accrued interest due November 2005. At September 30, 2004 and December 31, 2003, the accrued interest was $11,323 and $735, respectively.

During the nine months ended September 30, 2004, the Company accrued $45,000 as salaries payable to the president resulting in $60,000 of salaries payable at September 30, 2004. During the nine months ended September 30, 2003, the president did not receive any amounts related to his salary. The Company determined that the fair value of these services was $45,000. Thus the Company recorded a salary expense and contributed capital for the fair value of the president's services.

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

During the July 2004, the Company issued 8,000 shares of preferred stock for $80,000. At September 30, 2004, dividends payable was $1,600.

                            PROTON LABORATORIES, INC

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5 - COMMON STOCK

During September 2004, the Company issued 100,000 shares of common stock for $40,000 of legal services. These shares were valued using the per share fair value of the Company's common stock on the date of issuance.

NOTE 6 - SUBSEQUENT EVENTS

In November 2004, the Company's board of directors approved the 2004 Marketing Consultant Stock Plan whereby up to 945,000 common shares may be granted, optioned or sold. The plan is for its consultants, key employees, and directors who contribute materially to the success and profitability of the Company as well as attracting other key employees and directors. In November 2004, 945,000 shares were issued under this plan resulting in $406,350 of consultant and employee expense valued using the per share fair value of the Company's common stock on the date of issuance

In addition, 400,000 common shares were issued in November 2004 pursuant to the 2004 Stock and Stock Option Plan, resulting in $172,000 consultant expense valued using the per share fair value of the Company's common stock on the date of issuance.

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

     Our independent auditors made a going concern qualification in their report dated March 12, 2004, which raises substantial doubt about our ability to continue as a going concern. During the quarter ended September 30, 2004, our revenue was $120,902 compared to $ 62,431 for the quarter ended September 30, 2003. During the nine months ended September 30, 2004, our revenue was $278,907 compared to $189,831 for the nine months ended September 30, 2003.

     During 2004, our president contributed funds to us to fund our operations in the amount of $178,000. There is a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

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

     Our fiscal year end is December 31.

RESULTS OF OPERATIONS--Quarters ended September 30, 2004 and 2003.

     We had revenue of $120,902 for the quarter ended September 30, 2004, compared to revenue of $62,431 for the quarter ended September 30, 2003.

     We had a net loss of $162,920 for the quarter ended September 30, 2004, compared to a net loss of $38,536 for the quarter ended September 30, 2003.

     Our SG&A expenses were $178,361 for the quarter ended September 30, 2004, compared to $69,787 for the quarter ended September 30, 2003.

RESULTS OF OPERATIONS--Nine months ended September 30, 2004 and 2003.

     We had revenue of $278,907 for the nine months ended September 30, 2004, compared to revenue of $189,831 for the nine months ended September 30, 2003.

     We had a net loss of $246,114 for the nine months ended September 30, 2004, compared to a net loss of $92,991 for the nine months ended September 30, 2003.

     Net cash used by operating activities was $230,446 for the nine months ended September 30, 2004, compared to cash used by operating activities of $76,623 for the nine months ended September 30, 2003.

     Our SG&A expenses were $341,119 for the nine months ended September 30, 2004, compared to $195,290 for the nine months ended September 30, 2003.

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

LIQUIDITY

     As of September 30, 2004, we had cash on hand of $7,217. Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any our products at a profit.

     During the nine months ended September 30, 2004, our president advanced to us the amount of $178,000 in cash. This advance accrues interest at the rate of 7% per annum and is due in November 2005. At September 30, 2004, the aggregate balance we owe on loans from shareholders is $262,000 which includes loans from prior periods. All of these loans accrues interest at the rate of 7% per annum and are due in November 2005.

     During the nine months ended September 30, 2004, we accrued $45,000 as salaries payable to Mr. Alexander resulting in an aggregate of $60,000 of salaries payable to Mr. Alexander at September 30, 2004. During the nine months ended September 30, 2003, Mr. Alexander did not receive any amounts related to his salary. We determined that the fair value of these services was $45,000. Thus we recorded a salary expense and contributed capital for the fair value of the president's services.

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

                                    PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

          None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2004, our Board of Directors approved an amendment to our articles of incorporation that designated 400,000 shares of our Series A Preferred Stock. Shareholder action was not required. This amendment was then filed with the Secretary of State of Washington on May 28, 2004. We received a file-stamped copy of the amendment later in June 2004. We previously reported the details of our Series A Preferred Stock in our Form 8-K file July 09, 2004 and dated May 28, 2004.

In July 2004, we sold 8,000 shares of Series A Preferred Stock for cash consideration of $80,000 to one investor. We relied on an exemption from registration under Section 4(2) of the Securities Act for this transaction. The certificate issued for these unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed the investor to evaluate the merits and risk of receipt of these securities.

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


Date  November 18, 2004

                                               By:  /s/  Edward Alexander
                                               Edward Alexander
                                               Chief  Executive  Officer,
                                               Director,  President,  and
                                               Chief  Accounting  Officer