Form 10KSB
period 2004-12-31
PROTON LABORATORIES INC
filed 2005-04-13
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004.

| | Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from --- to ---

                                   Commission file number:     000-31883

                            PROTON LABORATORIES, INC.
                 (Name of small business issuer in its charter)

                    Washington                            91-2022700
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


                        1135 Atlantic Avenue, Suite 101
                    Alameda, CA                                  94501
                 (Address of principal executive offices)     (Zip Code)


                                 (510) 865-6412
                            Issuer's telephone number

              Securities registered under Section 12(b) of the Act:

     Title of Each Class:           Name of exchange on which registered:
                   None.                              None.


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.          |X|

     Registrant's revenues for its most recent fiscal year: $379,989

     The aggregate market value of the common stock held by non-affiliates of the registrant on March 30, 2005, based on the last price which was $0.40 per share on March 30, 2005, was $1,900,400. On March 30, 2005, the closing bid price on our common stock on the OTCBB was $0.38.

     On March 30, 2005, the registrant had outstanding 12,975,000 shares of Common Stock, $0.0001 par value per share. However, 376,500 of those shares have not been certificated as of April 12, 2005.

Transitional Small Business Disclosure Format:     Yes  | |     No  |X|

                                         TABLE OF CONTENTS


PART I                                                                             PAGE
Item 1                Description of Business                                         4
Item 2.               Description of Property                                        13
Item 3.               Legal Proceedings                                              13
Item 4.               Submission of Matters to a Vote of Security Holders            13

PART II

Item 5.               Market for Common Equity and Related Stockholder
                      Matters and Small Business Issuer Purchases of Equity
                      Securities                                                     13
Item 6.               Management's Discussion &Analysis                              16
Item 7.               Financial Statements                                           19 and F-1
Item 8.               Changes In and Disagreements with Accountants
                      On Accounting and Financial Disclosure                         19
Item 8A.              Controls and Procedures                                        19
Item 8B.              Other Information                                              20

PART III

Item 9.               Directors and Executive Officers of the Registrant             20
Item 10.              Executive Compensation                                         22
Item 11.              Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters                     24
Item 12.              Certain Relationships and Related Transactions                 25
Item 13.              Exhibits                                                       26
Item 14.              Principal Accountant Fees and Services                         26

SIGNATURES                                                                           28
FINANCIAL STATEMENTS                                                                 F-1 and 19
EXHIBITS                                                                             28

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

INTRODUCTION

     Our business is marketing functional water systems. In March 2004 we filed an amendment to our Articles of Incorporation to change our name to Proton Laboratories, Inc. Our former name was BentleyCapitalCorp.com, Inc. In this Form 10-KSB, we refer to ourselves as "Proton", "We", Us" and "Our." References to us in this Form 10-KSB include our wholly-owned subsidiary which also changed its name in April 2004. The new name of our subsidiary is Water Science, Inc. The former name of our subsidiary was Proton Laboratorie-s, Inc.

     Our executive offices are located at: Proton Laboratories, Inc., 1135 Atlantic Avenue, Suite 101, Alameda, CA 94501, tel. (510) 865-6412, fax: (510) 865-9385. Our Web site is www.protonlabs.com.

     Our growth is dependent on attaining profit from our operations and our raising capital through the sale of stock or debt. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

     Our functional currency is the U.S. dollar. Our independent auditors made a going concern qualification in their report dated March 7, 2005, which raises substantial doubt about our ability to continue as a going concern.

     Our stock is traded on the OTCBB.  Our trading symbol is "PLBI."

CORPORATE HISTORY

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

     We are an exclusive importer and master distributor of functional water systems that are manufactured by Matsushita Electric Corporation of America. We utilize functional water intellectual property under licensing agreements. We supply consumer products related to functional water. We consult on projects utilizing functional water. We facilitate knowledge about functional water between the manufacturer and industry, and we act as educators about the benefits of functional water. We are a provider of systems that produce functional water, also called "electrolyzed water" or "functional electrolyzed water." Functional water is water that has been restructured through the process of electrolysis. Electrolysis forces a separation to occur in the electrolytes that are present in the water molecules. Through the process of creating functional water, regular tap water can be restructured into two separate types of water. For instance, tap water can be restructured into one type of water that is alkaline in concentration and one type of water that is acidic in concentration.

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

     Our business model envisions us as: a supplier of technology for functional water applications; a supplier of hardware for functional water systems; a provider of intellectual property for functional water systems under licensing agreements; a supplier of consumer functional water products; consultants to industries requiring functional water; facilitators between Japanese functional water manufacturers and industrial users in the U.S.A.; and educators of academia, government and industry on the benefits of functional water.

OUR BUSINESS--SCIENCE

     "Functional water" is a term that has been assigned to a new category of water. Functional water has a wide array of functional properties due to its unique characteristics. We believe the uses for this type of water are far reaching, since we are identifying new applications and uses for functional water on an ongoing basis. Functional water systems are capable of producing the following types of functional water:

     Ionic-Structured Water.  Ionic-structured water is electrolyzed drinking
     ----------------------
water that is alkaline-concentrated and utilizes smaller molecular clusters than regular water for improved hydration and solubility. Ionic structured water is smooth to the palate.

     Electro-Structured Water.  Electro-structured water is water that is
     ------------------------
anti-microbial in nature and may be effective against virus, bacteria, fungus, mildew and spores. This water may have a wide array of disinfectant uses.

     Derma-Structured Water.  Derma-structured water is electrolyzed low pH
     ----------------------
water that has astringent and disinfecting properties and may have a wide array of cosmetic, dermatological and post-plastic surgery applications that may minimize infections and scarring and expedite healing.

FUNCTIONAL WATER RESEARCH IN ACADEMIA

     The process to produce functional water was developed by Scottish inventor Michael Faraday in Boston, Massachusetts in 1834. In 1929, the value of electrolytic water separation to produce water with functional properties was realized in Japan. Japanese researchers have since taken this process, created a wide array of functional waters and have introduced this technology to food processing, hospital disinfection, wound care, agriculture, organic agriculture and food safety in Japan. During recent years, functional water applications have been studied by universities in the U.S.A. and Canada. For example, in a University of Georgia study published in the Journal of Food Protection in 1999 entitled "Inactivation of Escherichia coli O157:H7 and Listeria monocytogenes on Plastic Kitchen Cutting Boards by Electrolyzed Oxidizing Water," the immersion of plastic kitchen cutting boards in electrolyzed oxidizing water was found to be an effective method for inactivating food-borne pathogens such as E. coli. Other studies at the University of Georgia have looked at the efficacy of electrolyzed oxidizing water for inactivating E. coli, Salmonella and Listeria and have determined that such water may be a useful disinfectant. A University of Georgia study entitled "Antimicrobial effect of electrolyzed water for inactivating Campylobacter jejuni during poultry washing" demonstrated that electrolyzed water is not only effective in reducing the populations of C. jejuni on chicken, but also may be effective in the prevention of cross-contamination of processing environments.

OUR BUSINESS--FUNCTIONAL WATER SYSTEMS

     Residential Systems.  The residential countertop, functional water systems
     -------------------
produce water that scientists believe contains more wellness and health-beneficial properties than regular tap water (see, "Electrolyzed-Reduced Water Scavenges Active Oxygen Species and Protects DNA from Oxidative Damage," Biochemical and Biophysical Research Communications, Vol. 234, No. 1, pp. 269-274 (1997); and, Hanaoka, K., "Antioxidant Effects Of Reduced Water Produced By Electrolysis Of Sodium Chloride Solutions," 31 Journal of Applied Electrochemistry 1307-1313 (2001)). Generally, the residential countertop system sits next to the kitchen faucet, and through the use of a diverter, allows tap water to be routed through the system. The water is then processed through a charcoal filter where chlorine and sediments are removed. The filtered water then proceeds to the electrolysis chamber that is made up of electrodes and membranes. A positive and negative electrical charge is passed through the electrodes. The minerals that are found in the filtered water are attracted to opposite electrodes. For example, the alkaline minerals (minerals with positive(+) properties that include calcium, magnesium, sodium, manganese, iron and potassium) are attracted to the negatively charged (-) electrode. The acidic minerals (minerals with negative (-) properties include nitric acid, sulfuric acid and chlorine) are attracted to the positively-charged (+) electrode. Through this mineral separation process, two separate types of water are formed, which are water with alkaline-concentrated minerals, and water with acidic-concentrated minerals. Each type of water is held in a separate chamber in the residential countertop system. The alkaline-concentrated water may be consumed for drinking and cooking purposes, while the acidic-concentrated water may be used in a topical, astringent medium.

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

OUR BUSINESS--GOVERNMENT REGULATIONS

     Our functional water systems are, or may be, subject to regulation by a variety of federal, state and local agencies, including the Consumer Product Safety Commission (CPSC") and the Food and Drug Administration ("FDA").

     Our hand disinfectant functional water system may be subject to pre-market approval by the FDA under Title 21 of the Code of Federal Regulations. We would expect such an approval process to take approximately 90 days after filing with the FDA, although there is no assurance that we will be able to obtain pre-market approval from the FDA. We have not made any applications to the FDA yet. We have engaged the consulting services of Environ Health Associates Inc. to assist us with our FDA application for the hand disinfectant. We anticipate filing the FDA application in the near future. Environ Health Associates Inc. is familiar with a modern food safety procedure known as Hazard Analysis and Critical Control Point ("HACCP"). HACCP is a food safety procedure that focuses on identifying and preventing hazards that could cause food-borne illnesses. We believe that complying with the HACCP procedure may assist us in getting FDA approval, since the FDA generally encourages retailers to apply HACCP-based food safety principles, along with other recommended practices.

     At such time as we may obtain FDA approval for the hand disinfectant, we then would request that the system be tested by Underwriter's Laboratories and the National Sanitation Foundation.

OUR BUSINESS--MARKETING AND DISTRIBUTION

     We intend to develop systems for the following markets:

     - Hand disinfection for the food processing, fast food, medical, dental, personal care and general health care industries.

     -    Residential, countertop drinking water electrolysis systems.

     - Commercial functional water systems, such as metal mining and refining, wine grape mildew treatment, and the formulation of dietary supplement products.

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

     We presently have 12 product distributors. We are presently seeking 108 additional product distributors. In 2004 we had a radio advertising campaign to advertise our residential consumer products.

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

OUR BUSINESS--CUSTOMERS AND VENDORS

     MAJOR  CUSTOMERS.  During  the  year  ended December 31, 2004, our sales to
     ----------------
three customers accounted for 37% of our total sales. As of December 31, 2004, there were no amounts due from these customers. During the year ended December 31, 2003, sales to one customer accounted for 11% of total sales. As of December 31, 2003, there were no amounts due from this customer.

     MAJOR  VENDOR.  During the year ended December 31, 2004, our purchases from
     -------------
three vendors accounted for 96% of total inventory purchases. As of December 31, 2004, amounts due to these vendors accounted for 54% of accounts payable. During the year ended December 31, 2003, purchases from two vendors accounted for 87% of total inventory purchases. As of December 31, 2003, amounts due to these vendors accounted for 65% of accounts payable.

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

EMPLOYEES

     We currently have 3 full-time employees all of whom are in management positions. None of our employees is subject to a collective bargaining agreement. We believe that our employee relations are good.

OTHER DEVELOPMENTS IN 2004

     We have done preliminary testing in the wine industry with respect to the control of mildew on wine grapes in vineyards. Mildew on wine grapes is a serious grapevine fungal disease. The tendency for mildew to grow on wine grapes occurs, for example, in areas of Napa Valley where foggy conditions prevail. If mildew is found on the wine grapes, then spraying with dusty sulfur is done. Spraying with dusty sulfur will generally eliminate and control the mildew on grapes. If this fungus is ignored, the wine grapes may spoil. However, the long-term effects of sulfur exposure is unknown. The use of low pH functional water may remove mildew on wine grapes in a safe and efficacious, large scale manner. Our preliminary review of this use of functional water indicates a complete elimination of mildew on wine grapes in vineyards and the continued growth of healthy grapes. We plan to continue this preliminary test using an automated functional water sprayer.

     We have done preliminary testing in the mining and refining industry with respect to the effect of the use of functional water on heap leaching and refining of precious metals.

     We obtained, through a sublicense from Edward Alexander at no cost to us, the North American rights to manufacture and distribute an electrolyzed water-based antioxidant dietary supplement developed by MIZ Corporation, a Japanese company specializing in advanced uses of electrolyzed water. We plan to sell this product to the fitness, sports and wellness markets.

     We have been developing a proprietary process allowing for electrolysis to be applied to wine. The primary objective for this application is to allow for a wine maker to have direct control over the aging process of wine such that it allows a wine maker to shorten, complement or, if desired, bypass the wine aging process. The test results that were achieved showed promise in creating the "optimal" wine through a controlled process which provides a smooth texture to the wine along with an enhancement to the various active properties of the wine.

     We plan to file an FDA application for our hand disinfectant system and our surface disinfectant system.

SUBSEQUENT EVENTS

     In February 2005, MIZ Company, a Japanese company that owns four U.S. patents whose subject matter is the electrolysis of water, assigned a 50% ownership interest in those four patents to Mr. Alexander in consideration of consulting services provided to MIZ Company by Mr. Alexander. Mr. Alexander has agreed to allow us to exploit the four patents on a royalty-free basis. Since MIZ Company and Mr. Alexander each has an ownership interest in the four patents, either Mr. Alexander or the Japanese company could grant licenses to others to use the four patents, and the Japanese company could exploit the four patents by itself.

     In March 2005, we proposed to engaged the services of J. P. Turner & Company, L.L.C. for its best efforts to raise funds for us. We proposed to issue 550,000 shares of our restricted common stock to J. P. Turner & Company, L.L.C. as a non-refundable fee and we proposed to pay J. P. Turner & Company, L.L.C. a sales commission of 10% on any funds raised and grant a warrant to J.
P. Turner & Company, L.L.C. to acquire our common stock in the amount of 10% of the equivalent of the funds that are raised. Upon a successful money raise, we proposed that J. P. Turner & Company, L.L.C. would act as our investment banker for a fee of 4.5% of our restricted common stock as calculated immediately after the funds are raised. This transaction is being finalized at this time. These share have not been issued yet.

     In March 2005, we issued a note payable in the amount of $164,000 for the purchase of inventory. The inventory will be held by the lender as collateral until the note is repaid in May 2005. We also agreed to pay $28,500, or approximately 17%, in interest. In addition, we will issue to the lender 47,500 shares of common stock, which will be recorded as a $27,075 discount valued on the date of issuance and amortized over the term of the note. These shares are to be issued prior to the note's due date.

     In January 2005, a shareholder advanced $40,000 to us. This advance bears interest at 7% with principal and accrued interest due January 2007.

AVAILABLE INFORMATION ABOUT US

     Our filings with the SEC may be obtained in person or by writing to the SEC's Public Reference Branch at 450 Fifth Street, N.W., Washington, D.C. 20549, tel. 1-800-SEC-0330, or through SEC's e-mail address: publicinfo@sec.gov. In most cases, this information is also available on the SEC's Web site: www.sec.gov.

ITEM 2.     DESCRIPTION OF PROPERTY.

     We lease approximately 4,000 square feet of office and storage space located at 1135 Atlantic Avenue, Suite 101, Alameda, CA 94501, for a lease payment of approximately $3,066 per month. Under this lease, we are required to pay a percentage of the property taxes, insurance and maintenance. The lease expires in June 2005 and we anticipate renewing the lease at that time. We believe this space is adequate for our current needs, and that additional space is available to us at a reasonable cost, if needed.

ITEM 3.     LEGAL PROCEEDINGS.

     We are not a plaintiff or defendant in any litigation, nor is any litigation threatened against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     Our stock is traded on the OTCBB. Our trading symbol is "PLBI." Our stock was added to the OTCBB in late December 2003. The first reported trade in our stock on the OTCBB occurred in January 2004. We are not aware of any trading market for our stock prior to January 2004. The following table sets forth the
quarterly high and low bid price per share for our common stock.   These bid and
asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. There were no trades in our common stock until January 2004. Our fiscal year ends December 31.

COMMON STOCK PRICE RANGE

YEAR AND QUARTER           HIGH    LOW
----------------------------------------

2003:
-----

First Quarter                (*)     (*)
Second Quarter               (*)     (*)
Third Quarter                (*)     (*)
Fourth Quarter               (*)     (*)

2004:
-----

First Quarter             $ 2.45  $ 0.60
Second Quarter            $ 2.30  $ 0.90
Third Quarter             $ 1.15  $ 0.30
Fourth Quarter            $ 2.90  $ 0.35

---------------------------------
(*)  There was no trading market for our stock until January 2004.

     On March 30, 2005, the closing price of our stock was $0.40.

     On March 30, 2005, we had outstanding 12,975,000 shares of common stock.

     On March 30, 2005, we had approximately 80 shareholders of record which includes shares held directly by shareholders and shares beneficially owned by shareholders who have deposited their shares into an account at a broker-dealer. Such deposited shares into a brokerage account are accumulated in a nominee account in the name of Cede, Inc. Cede, Inc. is the nominee account that most broker-dealers use to deposit shares held in the name of the broker-dealer. Cede, Inc. is counted as one record shareholder, even though it could represent many beneficial shareholders who have deposited their shares into an account at a broker-dealer.

     We have not paid any cash dividends on our common stock and we do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

     We have outstanding 8,000 shares of Series A Preferred Stock. We have no outstanding options, warrants, convertible debt. Our Series A Preferred Stock pays dividends.

     On December 3, 2004, we sold 280,000 shares of common stock to World Munsell for consideration of $196,000 in cash. World Munsell is a Japanese company that is a division of ItoX Group, also a Japanese company. World Munsell has interests in the functional water industry. We will be working with World Munsell on various functional water applications for industry and consumer use. We issued these securities in reliance on Section 4(2) of the Act.

This transaction occurred outside of the United States and the purchaser is not a U.S. company. This was a transaction by us as issuer that did not involve public offering. We believe that the purchaser was knowledgeable about our operations and financial condition. We believe that the purchaser had the knowledge and experience in financial and business matters which allowed the purchaser to evaluate the merits and risk of receipt of our securities.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

                        Number of
                        securities to                       Number of securities
                        be issued                           remaining available
                        upon            Weighted-average    for future issuance
                        exercise of     exercise price of   under equity
                        outstanding     outstanding         compensation
                        options,        options,            plans (excluding
                        warrants and    warrants and        securities reflected
                        rights          rights              in column (a))
                            (a)              (b)                  (c)

PLAN CATEGORY:

Equity compensation
plans approved by
security holders            -0-               n/a                 -0- (1)


Equity compensation
plans not approved by
security holders (2)        -0-               n/a                 -0-

     Total                  -0-               n/a                 -0-

-----------------------------
(1) All of the 500,000 shares under our 2004 Stock and Stock Option Plan (the "Plan") have been approved for issuance. However, 376,500 of those shares have not been certificated yet. This Plan was approved by our shareholders.

2) In November 2004, our Board of Directors approved the 2004 Marketing Consultants Stock Plan which covered 945,000 shares which were all subsequently issued during 2004 pursuant to this Plan. This Plan was not approved by our shareholders as of the date of this Form 10-KSB.

ITEM 6.     MANAGEMENT'S DISCUSSION & ANALYSIS.

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

INTRODUCTION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-KSB. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S.A., which contemplate our continuation as a going concern.

     Our independent auditors made a going concern qualification in their report dated March 7, 2005, which raises substantial doubt about our ability to continue as a going concern. Our 2004 revenue increased by 59% compared to our 2003 revenue. Capital contributions were required from our President to fund operations. These conditions raise a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

     We have incurred net losses of $965,840 in 2004 and $217,333 in 2003. We had a working capital deficit of $203,900 at December 31, 2004 and $156,505 at December 31, 2003.

     Our operations are located in Alameda, California. Our business consists of the sales and marketing of the industrial, environmental and residential systems throughout the U.S.A. which alter the properties of water to produce functional water. We act as an exclusive importer and master distributor of these products to various companies in which uses for the product range from food processing to retail water sales. We: formulate intellectual properties under licensing agreements; supply consumer products; consult on projects utilizing functional water; facilitate usage, uses and users of functional water between manufacturer and industry; and act as educators on the benefits of functional water.

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

     During the period from March 14, 2000 through November 15, 2002, prior to our acquisition of Proton Laboratories, LLC in November 2002, we did not engage in significant operations. No revenues were received by us during that period.

     In November 2002, we acquired Proton Laboratories, LLC, which is active in the functional water business. This acquisition was reported in detail on our Form 8-K for the event dated November 15, 2002 as filed with the Commission on November 25, 2002. Proton Laboratories, LLC is now our wholly-owned subsidiary and in April 2004 was renamed Water Science Corporation. Since our acquisition of Proton Laboratories, LLC in November 2002, our business has been focused on marketing functional water equipment and systems. Alkaline-concentrated functional water may have health-beneficial properties and may be used for drinking and cooking purposes. Acidic-concentrated functional water may be used as a topical, astringent medium

     Our fiscal year end is December 31.

RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 2004 AND 2003.

     We had revenue of $379,989 for the year ended December 31, 2004 compared to revenue of $238,805 for the year ended December 31, 2003. This increase is a 59% increase in revenue. This increase in revenue was due primarily to our hiring a sales manager in 2004.

     We had a net loss $965,840 for the year ended December 31, 2004 compared to a net loss of $217,333 for the year ended December 31, 2003. This increase in net loss was due primarily to our increase in equity-based compensation for sales, general and administrative expenses.

     Cash used by operating activities was $365,845 for the year ended December 31, 2004 compared to cash used by operating activities of $80,587 for the year ended December 31, 2003. This increase in cash used by operating activities was due primarily to the issuance of common stock used as in-kind compensation to pay for legal services and consulting services.

LIQUIDITY

     As of December 31, 2004, we had cash on hand of $14,412. Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any our products at a profit.

     During the year ended December 31, 2004, our President, Edward Alexander, advanced to us the amount of $178,000 in cash. This advance accrues interest at the rate of 7% per annum and is due on dates ranging from March through September 2006. At December 31, 2004, the aggregate balance we owe on loans from shareholders is $262,000 which includes $84,000 in loans from prior periods. All of these loans accrues interest at the rate of 7% per annum and are due on dates ranging from November 2005 through September 2006. At December 31, 2004, the aggregate accrued interest on these loans was $16,681.

     During the year ended December 31, 2004, we accrued $60,000 as salary payable to Mr. Alexander resulting in an aggregate of $105,000 of salary payable to Mr. Alexander at December 31, 2004.

     During 2004, we raised $276,000 in cash through the sale of our securities.

FUTURE CAPITAL REQUIREMENTS

     Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

     Our future capital requirements will depend upon many factors, including:

     -    The cost to acquire equipment to resell.

     -    The cost of sales and marketing our products.

     -    The rate at which we expand our operations.

     -    The results of our consulting business.

     -    The response of competitors.

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements required by this item are set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.    CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures.

     Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this annual report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal control over financial reporting.

     During the year under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     The evaluation of our disclosure controls included a review of whether there were any significant deficiencies in the design or operation of such controls and procedures, material weaknesses in such controls and procedures, any corrective actions taken with regard to such deficiencies and weaknesses and any fraud involving management or other employees with a significant role in such controls and procedures.

     There have been no changes in our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION.

     None.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

NAME                    AGE    POSITION
-------------------------------------------------------------------------------
Edward Alexander         53    Director, Chief Executive Officer,
                               Chief Financial Officer, President and Secretary

Michael Fintan Ledwith   62    Director, Member of the Audit Committee

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

     Michael Ledwith has been our Director since 2002. He has been a member of the Audit Committee since June 2004. He has been semi-retired from daily business activities since 1998. He was Professor of Systematic Theology at the Pontifical University of Maynooth in Ireland from 1976 to 1994. He was later Dean of the Faculty, Head of Department and Editor of "The Irish Theological Quarterly." He was later appointed as a Consulting Editor of the renowned international review "Communio" and still serves in that capacity. He was appointed Vice-President of the University in 1980, re-appointed in 1983, and was appointed President in 1985. He served as Chairman of the Committee of Heads of the Irish Universities and was a Member of the Governing Bureau of the European University Presidents' Federation (CRE). He retired from his Professorship on September 30, 1996 and has since continued to pursue his interest in research, writing, and lecturing in the field of actualizing human potential. Since November

2001 he has been a partner in World of Star Stuff, which markets whole food products.

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

     The primary purpose of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors. The Audit Committee will meet privately with our Chief Accounting Officer and with our independent public accountants and evaluate the responses by the Chief Accounting Officer both to the facts presented and to the judgments made by our independent accountants. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties. The Purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to filing them with the Securities and Exchange Commission, or otherwise providing them to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent directors. The Audit Committee is objective, and reviews and assesses the work of our independent accountants and our internal audit department. The Audit Committee will review and discuss the matters required by SAS 61 and our audited financial statements for the year ended December 31, 2004 with our management and our independent auditors. The Audit Committee will receive the written disclosures and the letter from our independent accountants required by Independence Standards Board No. 1, and the Audit Committee will discuss with the independent accountant the independent accountant's independence.

MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors did not hold meetings during the year ended December 31, 2004, but did act by consent on four occasions. There is no family relationship between or among any of our directors and executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, all persons required to file reports under Section 16(a) of the Exchange Act have done so in a timely manner.

CODE OF ETHICS

     We have a Code of Ethics that applies to our principal executive officer and our principal financial officer. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. You may request a copy of our Code of Ethics by mailing your written request to us. Your written request must contain the phrase "Request for a Copy of the Code of Ethics of Proton Laboratories, Inc." Our address is: Proton Laboratories, Inc., 1135 Atlantic Avenue, Suite 101, Alameda, CA 94501.

SHAREHOLDER NOMINEES FOR DIRECTOR AND SHAREHOLDER COMMUNICATIONS WITH DIRECTORS

     The deadline for stockholders to submit proposals to be considered for inclusion in the Proxy Statement for the 2005 Annual Meeting of Stockholders is October 31, 2004. If you have any proposals that you would like to be included in the Proxy Statement for the 2005 Annual Meeting of Stockholders, including nominees for Director, kindly mail them to us. We encourage our shareholders to communicate with our Directors by mail addressed to any Director or to all Directors. Our address is: Proton Laboratories, Inc., 1135 Atlantic Avenue, Suite 101, Alameda, CA, 94501. We will not screen such communications.



ITEM 10.     EXECUTIVE COMPENSATION.

     The following table sets forth certain information as to our highest paid officers and directors for our fiscal year ended December 31, 2004. No other compensation was paid to any such officers or directors other than the compensation set forth below.

                                          SUMMARY COMPENSATION TABLE


                       Annual Compensation                        Long-Term Compensation
                                                                                             Pay-
                                                                   Awards                    Outs
                                                                         Securities
                                                              Other        Under-
Name and                                                    Restricted     lying                     All
Principal                                      Annual         Stock       Options/       LTIP       Other
Position   Year           Salary    Bonus   Compensation     Award(s)       SARs        Payouts  Compensation
                            $         $           $             $            #             $
           2004  (1)        62,400     -0-            -0-           -0-         -0-         -0-           -0-
Edward     2003  (2)        62,400     -0-            -0-           -0-         -0-         -0-           -0-
Alexander  2002  (3)        60,000     -0-            -0-           -0-         -0-         -0-           -0-
CEO, CFO

--------------------------------
(1) Mr. Alexander received $2,400 as cash compensation. We determined that the value of his services was $62,400, of which $60,000 was recorded as accrued wages.

(2) Mr. Alexander received $2,400 as cash compensation. We determined that the value of his services was $62,400, of which $45,000 was recorded as additional paid-in capital and $15,000 was recorded as accrued wages.

(3) Mr. Alexander did not receive any cash compensation. This amount was determined to be the value of his services and was recorded as additional paid in capital.

OUTSTANDING STOCK OPTIONS

     We have not granted any options to purchase common stock and we do not have any outstanding options to purchase common stock.

COMPENSATION OF DIRECTORS

     Our directors do not receive cash compensation for their services as directors or members of committees of the Board of Directors.

EMPLOYEE STOCK OPTION PLANS

     We believe that our future success will depend in part on our continued ability to attract and retain highly qualified personnel. We pay wages and salaries that we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel. Our Board of Directors has adopted the 2004 Stock and Stock Option Plan (the "Plan") which was approved by our shareholders in February 2004. The purpose of the Plan is to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock and stock options to our officers, directors, employees, vendors, consultants, attorneys and subcontractors. There are a total of 500,000 shares of our common stock that may be granted or optioned under the Plan, of which all 500,000 shares have been approved for issuance. However, 376,500 of those shares have not been certificated yet.
This Plan was approved by our shareholders.

NO EMPLOYMENT AGREEMENT

     We do not have any employment agreements with any employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     As a result of the Merger, Mr. Alexander became the majority owner of our common stock. The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of March 30, 2005, by:
(i) each person (including any group) known by us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) and our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name                               Amount of Shares     Class of    Percentage
and Address                       Beneficially Owned   Securities    of Class
-------------------------------------------------------------------------------
Edward Alexander
1135 Atlantic Avenue, Suite 101
Alameda, CA 94501                          8,224,000  Common Stock       63.43%


Michael Fintan Ledwith
6610 Churchill Rd. SE
Tenino, WA 98589                                 -0-  Common Stock         -0-%

Executive Officers
As A Group(2 Persons)                      8,224,000  Common Stock        63.4%

     We are not aware of any arrangements that could result in a change of control.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

                        Number of
                        securities to                       Number of securities
                        be issued                           remaining available
                        upon            Weighted-average    for future issuance
                        exercise of     exercise price of   under equity
                        outstanding     outstanding         compensation
                        options,        options,            plans (excluding
                        warrants and    warrants and        securities reflected
                        rights          rights              in column (a))
                            (a)              (b)                  (c)

PLAN CATEGORY:

Equity compensation
plans approved by
security holders            -0-               n/a                 -0- (1)


Equity compensation
plans not approved by
security holders            -0-               n/a                 -0-

     Total                  -0-               n/a                 -0- (1)

-------------------------------------
(1) All of the 500,000 shares under our 2004 Stock and Stock Option Plan (the "Plan") have been approved for issuance. However, 376,500 of those shares have not been certificated yet. This Plan was approved by our shareholders.

2) In November 2004, our Board of Directors approved the 2004 Marketing Consultants Stock Plan which covered 945,000 shares which were all subsequently issued pursuant to this Plan. This Plan was not approved by our shareholders as of the date of this Form 10-KSB.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions and/or loans between us and our officers, directors and 5% shareholders unless the terms are: (a) no less favorable than could be obtained from independent third parties, and (b) will be approved by a majority of our independent and disinterested directors. In our view, all of the transactions described below meet this standard.

     During the year ended December 31, 2004, our President, Edward Alexander, advanced to us the amount of $178,000 in cash. This advance accrues interest at the rate of 7% per annum and is due on dates ranging from March through September 2006. At December 31, 2004, the aggregate balance we owe on loans from shareholders is $262,000 which includes $84,000 in loans from prior periods.
All of these loans accrues interest at the rate of 7% per annum and are due on dates ranging from November 2005 through September 2006.At December 31, 2004, the aggregate accrued interest on these loans was $16,681.

     During 2004, we obtained, through a sublicense from Edward Alexander, at no cost to us, the North American rights to manufacture and distribute an electrolyzed water-based antioxidant dietary supplement developed by MIZ Corporation, a Japanese company specializing in advanced uses of electrolyzed water. We plan to sell this product to the fitness, sports and wellness markets.

ITEM 13.     EXHIBITS.

Exhibit Number  Exhibit Description
----------------------------------------------------------------
31.1            Certification pursuant to Section 13a-14  of CEO

31.2            Certification pursuant to Section 13a-14 of CFO

32.1            Certification pursuant to Section 1350 of CEO

32.2            Certification pursuant to Section 1350 of CFO

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

     In 2004, our Board of Directors selected as our independent accountant the CPA firm of Hansen, Barnett & Maxwell, a Professional Corporation ("HBM") of Salt Lake City, Utah. HBM audited our financial statements for the years ended December 31, 2004 and 2003. Our Audit Committee approved 100% of the work of HBM.

1.        AUDIT FEES

          For the two years ended December 31, 2004 and 2003, HBM billed us the aggregate amount of $ 14,458 and $24,813, respectively, for professional services rendered for their audits of our annual financial statements for those years and their reviews of our quarterly financial statements for those years. We were not billed for professional services from any other accounting firm for audits or reviews done in 2004 and 2003.

2.        AUDIT-RELATED FEES

          For the two years ended December 31, 2004 and 2003, we were billed $1,073 and $0, respectively, by HBM for audit-related fees.

3.        TAX FEES

          For the two years ended December 31, 2004 and 2003, we were not billed by HBM for any tax fees.

4.        ALL OTHER FEES

          For the two years ended December 31, 2004 and 2003, we were not billed by HBM for any other professional services.

5(I).     PRE-APPROVAL POLICIES

          Our Audit Committee does not pre-approve any work of our independent auditor, but rather approves independent auditor engagements before each engagement.

5(II).    PERCENTAGE OF SERVICES APPROVED BY OUR AUDIT COMMITTEE

          There were no services performed by our independent auditor of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A. Our Audit Committee considers that the work done for us by HBM is compatible with maintaining HBM's independence.

6.        AUDITOR'S TIME ON TASK

          At least 50% of the work expended by HBM on our 2004 audit was attributed to work performed by HBM's full-time, permanent employees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Alameda, California.


                                PROTON LABORATORIES, INC.

April 12, 2005                  By: /s/ Edward Alexander
                                Edward Alexander
                                Director, Chief Executive Officer, President and
                                Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




April 12, 2005                  By: /s/ Edward Alexander
                                Edward Alexander
                                Director, Chief Executive Officer, President and
                                Chief Financial Officer


April 12, 2005                  By: /s/ Michael Fintan Ledwith
                                Michael Fintan Ledwith
                                Director

                            PROTON LABORATORIES, INC.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003




                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS

                                                                                       PAGE
Report of Independent Registered Public Accounting Firm                                 F-2

Consolidated Balance Sheets - December 31, 2004 and 2003                                F-3

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003    F-4

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2003
     and 2004                                                                           F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003    F-6

Notes to Consolidated Financial Statements                                              F-7

   HANSEN, BARNETT & MAXWELL
  A Professional Corporation               REGISTERED WITH THE PUBLIC COMPANY
 CERTIFIED PUBLIC ACCOUNTANTS                   ACCOUNTING OVERSIGHT BOARD
  5 Triad Center, Suite 750
 Salt Lake City, UT 84180-1128                      [GRAPHIC OMITTED]
   Phone: (801) 532-2200                         in independent member of
    Fax: (801) 532-7944                                BAKER TILLY
     www.hbmcpas.com                                  INTERNATIONAL



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Stockholders
Proton Laboratories, Inc. and subsidiaries

We have audited the consolidated balance sheets of Proton Laboratories, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proton Laboratories as of December 31, 2004 and 2003, and the results of their consolidated operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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


                            HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
March 7, 2005

                            PROTON LABORATORIES, INC
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                        2004         2003
===========================================================================================
ASSETS
CURRENT ASSETS
Cash                                                               $    14,412   $   4,423
Accounts receivable, less allowance for doubtful accounts of
  $16,522 and $10,092, respectively                                     10,633      24,583
Inventory                                                               34,097      27,800
Deposit                                                                 69,500           -
-------------------------------------------------------------------------------------------

  TOTAL CURRENT ASSETS                                                 128,642      56,806
-------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Furniture and fixtures                                                  18,438       4,670
Equipment and machinery                                                 95,039      43,724
Leasehold improvements                                                  10,995       1,886
Less:  accumulated depreciation                                        (19,160)    (11,672)
-------------------------------------------------------------------------------------------

  NET PROPERTY AND EQUIPMENT                                           105,312      38,608
-------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $   233,954   $  95,414
===========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                   $   134,780   $ 197,576
Accrued expenses                                                       110,562      15,735
Preferred dividends payable                                              3,200           -
Stockholder loan, current portion                                       84,000           -
-------------------------------------------------------------------------------------------

  TOTAL CURRENT LIABILITIES                                            332,542     213,311
-------------------------------------------------------------------------------------------

STOCKHOLDER LOAN, NET OF CURRENT PORTION                               178,000      84,000
-------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 and no shares issued and outstanding, respectively; liquidation preference of $80,000
  and $0, respectively                                                  80,000           -
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                      -           -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 12,975,000 and 11,250,000 shares issued and
  outstanding, respectively                                              1,299       1,126
Additional paid in capital                                           1,350,616     536,440
Accumulated deficit                                                 (1,708,503)   (739,463)
-------------------------------------------------------------------------------------------

  TOTAL STOCKHOLDERS' DEFICIT                                         (276,588)   (201,897)
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   233,954   $  95,414
===========================================================================================

  The accompanying notes are an itnegral part of these consolidated financial statements.

                            PROTON LABORATORIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                     2004          2003
==========================================================================================
SALES                                                             $ 379,989     $ 238,805

COST OF GOODS SOLD                                                  263,395       175,505
------------------------------------------------------------------------------------------

GROSS PROFIT                                                        116,594        63,300
------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including
  equity-based expenses of $663,349 and $45,000, respectively)    1,065,595       270,420
------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                               (949,001)     (207,120)
------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
Loss on disposal of property and equipment                           (1,648)       (9,483)
Interest income                                                          20             5
Interest expense                                                    (15,211)         (735)
------------------------------------------------------------------------------------------
  NET OTHER EXPENSE                                                 (16,839)      (10,213)
------------------------------------------------------------------------------------------

    NET LOSS                                                       (965,840)     (217,333)

PREFERRED STOCK DIVIDEND                                             (3,200)            -
------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                          $  (969,040)  $  (217,333)
==========================================================================================

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                                  $     (0.08)  $     (0.02)
==========================================================================================

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                             11,525,510    11,250,000
==========================================================================================

  The accompanying notes are an itnegral part of these consolidated financial statements.

                            PROTON LABORATORIES, INC
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

                                         PREFERRED STOCK              COMMON STOCK         ADDITIONAL
                                 ==============================  ========================    PAID IN    ACCUMULATED
                                     SHARES          AMOUNT        SHARES       AMOUNT       CAPITAL      DEFICIT        TOTAL
================================================================================================================================
BALANCE - DECEMBER 31, 2002                    -  $           -  11,250,000         1,126     491,440     (522,130)     (29,564)

Fair value of officer services,
  no additional shares issued                  -              -           -             -      45,000            -       45,000

Net loss for the period                        -              -           -             -           -     (217,333)    (217,333)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003                    -              -  11,250,000         1,126     536,440     (739,463)    (201,897)

Sale of preferred stock                    8,000         80,000           -             -           -            -       80,000

Issuance of shares                             -              -     100,000            10      39,990            -       40,000
  for legal services

Issuance of shares for                         -              -   1,345,000           135     578,214            -      578,349
  consulting services

Issuance of common stock                       -              -     280,000            28     195,972            -      196,000
  for cash

Dividends accrued                              -              -           -             -           -       (3,200)      (3,200)

Net loss for the period                        -              -           -             -           -     (965,840)    (965,840)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2004                8,000  $      80,000  12,975,000  $      1,299  $1,350,616  $(1,708,503)  $ (276,588)
================================================================================================================================

  The accompanying notes are an itnegral part of these consolidated financial statements.

                            PROTON LABORATORIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                     2004        2003
========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(965,840)  $(217,333)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                                        9,814       7,480
  Bad debt expense                                                    6,430           -
  Loss on disposal of property and equipment                          1,648       9,483
  Fair value of officer services                                          -      45,000
  Common stock issued for legal services and consulting services    618,349           -
  Changes in operating assets and liabilities
    Accounts receivable                                               7,520       8,172
    Inventory                                                        (6,297)    (18,879)
    Deposits                                                        (69,500)          -
    Accounts payable                                                (62,796)     69,938
    Accrued expenses                                                 94,827      15,552
----------------------------------------------------------------------------------------

  NET CASH FROM OPERATING ACTIVITIES                               (365,845)    (80,587)
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                 (78,166)       (375)
----------------------------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                                (78,166)       (375)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans                                     178,000      84,000
Proceeds from sale of preferred stock                                80,000           -
Proceeds from sale of common stock                                  196,000           -
----------------------------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES                                454,000      84,000
----------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                  9,989       3,038

CASH AT BEGINNING OF PERIOD                                           4,423       1,385
----------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                             $  14,412   $   4,423
========================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of inventory to equipment                                $  27,377   $  11,740
----------------------------------------------------------------------------------------

  The accompanying notes are an itnegral part of these consolidated financial statements.

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

BentleyCapitalCorp.com Inc. (Bentley) was incorporated in the State of Washington, U.S.A. on March 14, 2000. On November 15, 2002, Proton entered into an Agreement and Plan of Reorganization with Bentley whereby the Company merged with and into VWO I Inc. (VWO), a wholly owned subsidiary of Bentley (the "Merger"). In April 2004 the subsidiary changed its name to Water Science, Inc.

For financial statement purposes Proton is considered the parent corporation and originally elected to maintain BentleyCapitalCorp.com, Inc as its business name. In December 2003 the Company's board elected to change its name to Proton Laboratories, Inc., and hereafter collectively referred to as the "Company".

CONSOLIDATION POLICY - The accompanying consolidated financial statements reflect the financial position of and operations for Proton as of and for the years ended December 31, 2004 and 2003. All significant intercompany transactions have been eliminated in consolidation.

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

                            PROTON LABORATORIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approximation of its fair value. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements.

BUSINESS CONDITION - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $965,840 and $217,333 for the years ended December 31, 2004 and 2003, respectively. The Company had a working capital deficit of $203,900 and $156,505 at December 31, 2004 and 2003, respectively. Loans from the Company's president were required to fund operations. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

ACCOUNTS RECEIVABLE - Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. Past due balances over 90 days and a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

INVENTORY - Inventory consists of purchased finished goods and is stated at the lower of cost (using the first-in, first-out method) or market value.

PROPERTY AND EQUIPMENT - Equipment, and furniture and fixtures are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 3 to 7 years. Depreciation expense for the years ended December 31, 2004 and 2003, was $9,814 and $7,480, respectively. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations.

                            PROTON LABORATORIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-lived assets are reviewed for impairment yearly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, no impairment was considered necessary during the years ended December 31, 2004 or 2003.

INCOME TAXES - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. That will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered. These deferred tax assets and or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances and adjustments are provided as necessary.

ADVERTISING - The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense for the year ended December 31, 2004 and 2003 was $10,776 and $3,952, respectively.

CONCENTRATIONS OF RISK - Sales to major customers are defined as sales to any one customer which exceeded 10% of total sales. The risk of loss of a major customer subjects the Company to the possibility of decreased sales. Purchases from major vendors are defined as inventory purchases from any one vendor which exceeded 10% of total inventory purchases. The risk of loss of a major vendor subjects the Company to the possibility of increased costs and not being able to fulfill customer orders. See Note 7.

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

NEW ACCOUNTING STANDARDS - In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" (APB
25) and requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the Company's financial statements. This new standard is effective for interim and annual periods beginning after June 15, 2005. The Company is currently evaluating SFAS No. 123 as revised and intends to implement it in the third quarter of 2005 and will not presently have an effect on the Company's financial statements.

                            PROTON LABORATORIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29." This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be effective in January 2006. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on its Consolidated Financial Statements.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company's president and majority shareholder advanced the Company $178,000 and $84,000, respectively.
These advances bear interest at 7% with principal and accrued interest due between November 2005 and September 2006. At December 31, 2004 and 2003, the accrued interest was $15,946 and $735, respectively.

NOTE  4  -  INCOME  TAXES

There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset at December 31, 2004 and 2003 are as follows:

                                    2004       2003
======================================================
Net operating loss carryforward  $ 416,124   $ 71,395
Bad debt reserve                     6,381      3,898
Accrued salaries                    29,000      5,793
Less: valuation allowance         (451,505)   (81,086)
------------------------------------------------------

NET DEFERRED TAX ASSET           $       -   $      -
======================================================

For tax reporting purposes, the Company has net operating loss carry forwards in the amount of $1,077,482 which will begin expiring in 2023.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2004 and 2003:

                                                  2004       2003
====================================================================
Benefit as statutory rate (34%)                $(328,386)  $(73,893)
Non-deductible expenses                            2,589     17,567
Change in valuation allowance                    370,419     66,367
State tax benefit, net of federal tax effect     (44,622)   (10,041)
--------------------------------------------------------------------

NET BENEFIT FROM INCOME TAXES                  $       -   $      -
====================================================================

NOTE  5  -  PREFERRED  STOCK

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

                            PROTON LABORATORIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During the July 2004, the Company issued 8,000 shares of preferred stock for $80,000. At December 31, 2004, dividends payable was $3,200, or 40 cents per share.

NOTE  6  -  COMMON  STOCK

During September 2004, the Company issued 100,000 shares of common stock for $40,000 of legal services. These shares were valued using the per share fair value of the Company's common stock on the date of issuance.

In December 2003, the Company's shareholders approved the 2004 Stock and Stock Option Plan effective January 1, 2004 whereby up to 500,000 shares may be granted, optioned or sold. The plan is for its key employees and directors who contribute materially to the success and profitability of the Company as well as attracting other key employees and directors. In November 2004, 400,000 common shares were issued pursuant to this plan, resulting in $172,000 in consulting expense. These shares were valued using the per share fair value of the Company's common stock on the date of issuance.

In November 2004, the Company's board of directors approved the 2004 Marketing Consultant Stock Plan whereby up to 945,000 common shares may be granted, optioned or sold. The plan is for its consultants, key employees, and directors who contribute materially to the success and profitability of the Company as well as attracting other key employees and directors. In November 2004, 945,000 shares were issued under this plan resulting in $406,349 of consulting and employee expense valued using the per share fair value of the Company's common stock on the date of issuance.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

OPERATING LEASES - The Company currently leases office and storage space from a third party. On August 1, 2004, the Company entered into a lease agreement to pay a monthly lease payment of $3,066 until June 2005.

Future minimum lease payments under operating lease obligations as of December 31, 2004, were as follows:

Year Ending December 31,
---------------------------------
         2005             $21,462
---------------------------------

Rent expense for the years ended December 31, 2004 and 2003 was $33,678 and $27,097, respectively.

                            PROTON LABORATORIES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


MAJOR CUSTOMER - During the year ended December 31, 2004, sales to three customers accounted for 37% of total sales. As of December 31, 2004, there were no amounts due from these customers. During the year ended December 31, 2003, sales to one customer accounted for 11% of total sales. As of December 31, 2003, there were no amounts due from this customer.

MAJOR VENDOR - During the year ended December 31, 2004, purchases from three vendors accounted for 96% of total inventory purchases. As of December 31, 2004, amounts due to these vendors accounted for 54% of accounts payable. During the year ended December 31, 2003, purchases from two vendors accounted for 87% of total inventory purchases. As of December 31, 2003, amounts due to these vendors accounted for 65% of accounts payable.

NOTE  8  -  SUBSEQUENT  EVENTS

COMMON STOCK - During March 2005, the Company entered into an agreement with a consultant related to promoting the Company and the possibility of a future offering of the Company's common stock. Under this agreement, the Company agreed to immediately issue the consultant 550,000 shares of the Company's common stock, resulting in $269,500 consulting expense valued using the per share fair value of the Company's common stock on the date of the agreement. In addition, the Company agreed to pay a cash fee equal to 10% of the gross proceeds of any future common stock offering. The Company also agreed to issue the investment bank company a warrant to purchase a number of the Company's common shares equal to 10% of the gross proceeds of the offering. As part of the agreement, the consultant is to provide advisory services for 12 months from the close of the offering. In consideration for these services, the Company will issue the consultant common shares equal to 4.5% of the total number of common shares outstanding following the close of the offering.

NOTES PAYABLE - In March 2005 the Company also issued a note payable in the amount of $164,000 for the purchase of inventory. The inventory will be held by the lender as collateral until the note is repaid in May 2005. The Company has also agreed to pay $28,500, or approximately 17%, in interest. In addition, the Company is to issue the lender 47,500 shares of common stock, which will be recorded as a $27,075 discount valued on the date of issuance and amortized over the term of the note. These shares are to be issued prior to the note's due date.

During January 2005, a shareholder advanced the Company $40,000. This advance bears interest at 7% with principal and accrued interest due January 2007.


                                  EXHIBIT INDEX

Exhibit Number  Exhibit Description
----------------------------------------------------------------
31.1            Certification pursuant to Section 13a-14  of CEO

31.2            Certification pursuant to Section 13a-14 of CFO

32.1            Certification pursuant to Section 1350 of CEO

32.2            Certification pursuant to Section 1350 of CFO