Form 10QSB
period 2005-03-31
PROTON LABORATORIES INC
filed 2005-05-23
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   For the quarterly period ended March 31, 2005

[_]  Transition Report Under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from     to
                                                ---    ---

                      Commission file number:     000-31883

                            PROTON LABORATORIES, INC.
                 (Name of small business issuer in its charter)

              Washington                                   91-2022700
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                         1135 Atlantic Avenue, Suite 101
                                Alameda, CA 94501
                    (Address of principal executive offices)


                                 (510) 865-6412
                            Issuer's telephone number

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     [ ]  No

     On May 9, 2005, the registrant had outstanding 13,022,500 shares of Common Stock, $0.0001 par value per share. However, 424,000 of those shares have not been certificated as of May 9, 2005.

Transitional Small Business Disclosure Format:     Yes  [ ]     No  [X]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS


                                                                       PAGE
Condensed Consolidated Balance Sheets - March 31, 2005 and
  December 31, 2004 (Unaudited)                                        F-1

Condensed Consolidated Statements of Operations for the three
  months ended March 31, 2005 and 2004 (Unaudited)                     F-2

Condensed Consolidated Statements of Cash Flows for the three months
  ended March 31, 2005 and 2004 (Unaudited)                            F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)       F-4

                                     PROTON LABORATORIES, INC
                       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                         MARCH 31,      DECEMBER 31,
                                                                            2005            2004
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                   $      32,033   $      14,412
Accounts receivable, less allowance for doubtful accounts of  $16,522         25,689          10,633
Inventory                                                                    108,507          34,097
Deposit                                                                            -          69,500
Loan costs, net accumulated amortization of $9,025                            18,050               -
-----------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                     184,279         128,642
-----------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                        18,438          18,438
Equipment and machinery                                                      159,357          95,039
Leasehold improvements                                                        11,323          10,995
Less:  accumulated depreciation                                              (24,559)        (19,160)
-----------------------------------------------------------------------------------------------------
    NET PROPERTY AND EQUIPMENT                                               164,559         105,312
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $     348,838   $     233,954
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                       $     100,114   $     134,780
Accrued expenses                                                             141,230         110,562
Preferred dividends payable                                                    4,800           3,200
Note payable                                                                 164,000               -
Stockholder loans, current portion                                           209,000          84,000
-----------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                619,144         332,542
-----------------------------------------------------------------------------------------------------
STOCKHOLDER LOANS, NET OF CURRENT PORTION                                     93,000         178,000
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and outstanding;
    liquidation preference of $80,000                                         80,000          80,000
Undesignated preferred stock, 19,600,000 shares authorized with a
    par value of $0.0001; no shares issued or outstanding                          -               -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 13,022,500 and 12,975,000 shares issued and
    outstanding, respectively                                                  1,304           1,299
Additional paid in capital                                                 1,377,686       1,350,616
Accumulated deficit                                                       (1,822,296)     (1,708,503)
-----------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' DEFICIT                                             (363,306)       (276,588)
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     348,838   $     233,954
-----------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31,                  2005          2004
-------------------------------------------------------------------------
SALES                                          $    94,189   $    76,020

COST OF GOODS SOLD                                  67,363        47,595
-------------------------------------------------------------------------

GROSS PROFIT                                        26,826        28,425
-------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       115,494        65,643
-------------------------------------------------------------------------

LOSS FROM OPERATIONS                               (88,668)      (37,218)
-------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
Loss on disposal of property and equipment               -             -
Interest income                                         59             -
Interest expense                                   (23,584)       (1,835)
-------------------------------------------------------------------------
    NET OTHER EXPENSE                              (23,525)       (1,835)
-------------------------------------------------------------------------

      NET LOSS                                    (112,193)      (39,053)

PREFERRED STOCK DIVIDEND                            (1,600)            -
-------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS         $  (113,793)  $   (39,053)
-------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER
    COMMON SHARE                               $     (0.01)  $     (0.00)
-------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
    SHARES OUTSTANDING                          12,985,674    11,250,000
-------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31,                2005        2004
-----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $(112,193)  $ (39,053)
Adjustments to reconcile net loss to cash used
    in operating activities:
    Depreciation                                     5,399       2,393
    Amortization of loan costs                       9,025           -
    Loss on disposal of property and equipment         181           -
    Changes in operating assets and liabilities
      Accounts receivable                          (15,056)    (21,421)
      Inventory                                    (74,410)    (67,757)
      Deposits                                       5,000           -
      Accounts payable                             (34,666)     (7,315)
      Accrued expenses                              30,668      17,721
-----------------------------------------------------------------------

    NET CASH FROM OPERATING ACTIVITIES            (186,052)   (115,432)
-----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                   (327)     (5,811)
-----------------------------------------------------------------------

    NET CASH FROM INVESTING ACTIVITIES                (327)     (5,811)
-----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                        164,000           -
Proceeds from stockholder loans                     40,000     125,000
Proceeds from sale of preferred stock                    -           -
Proceeds from sale of common stock                       -           -
-----------------------------------------------------------------------

    NET CASH FROM FINANCING ACTIVITIES             204,000     125,000
-----------------------------------------------------------------------

NET INCREASE IN CASH                                17,621       3,757

CASH AT BEGINNING OF PERIOD                         14,412       4,423
-----------------------------------------------------------------------

CASH AT END OF PERIOD                            $  32,033   $   8,180
-----------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of deposit to property and equipment    $  64,500   $       -
Issuance of common stock for loan costs          $  27,075   $       -

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

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

NOTE 2 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred losses applicable to common shareholders of $112,193 for the three months ended March 31, 2005. The Company had a working capital deficit of $434,865 and $203,900 at March 31, 2005 and December 31, 2004, respectively. Loans were required to fund operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During January 2005, a shareholder advanced the Company $40,000. This advance bears interest at 7% with principal and accrued interest due January 2007. At March 31, 2005 and December 31, 2004, the balance in the loans from two shareholders was $302,000 and $262,000, respectively. Of these loans, $262,000 is from the Company's president. These advances bear interest at 7% with principal and accrued interest due between November 2005 and January 2007. At March 31, 2005 and December 31, 2004, the accrued interest was $30,505 and $15,946, respectively.

During the three months ended March 31, 2005, the Company accrued $15,000 as salaries payable to the president resulting in $90,000 of salaries payable at March 31, 2005.

NOTE 4 - NOTES PAYABLE

In  March 2005 the Company issued a note payable in the amount of $164,000.  The note is due in May 2005 and is secured by inventory. The Company has also agreed to pay $28,500, or approximately 106% per annum in interest. At March 31, 2005 $9,500 of interest had been accrued. In addition, the Company issued the lender 47,500 shares of common stock, which was recorded as a $27,075 loan costs and is being amortized over the term of the note.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD-LOOKING STATEMENT

     Certain statements contained in this report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to the forward-looking statements contained in this Form 10-QSB, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, funding, government compliance and market acceptance of our products.

INTRODUCTION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing in our annual report on Form 10-KSB for the year ended December 31, 2004. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S.A., which contemplate our continuation as a going concern.

     Our independent auditors made a going concern qualification in their report dated March 7, 2005 (contained in our annual report on Form 10-KSB for the year ended December 31, 2004), which raises substantial doubt about our ability to continue as a going concern.

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

     We have incurred a net loss $112,193 during the three months ended March 31, 2005. We have incurred net losses of $965,840 in 2004 and $217,333 in 2003.
We had an accumulated working capital deficit of $434,865 at March 31, 2005. This condition raises a substantial doubt about our ability to continue as a going concern.

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

     We formulate intellectual properties under licensing agreements; supply consumer products; consult on projects utilizing functional water; facilitate usage, uses and users of functional water between manufacturer and industry; and act as educators on the benefits of functional water. Our business has been focused on marketing functional water equipment and systems. Alkaline-concentrated functional water may have health-beneficial properties and may be used for drinking and cooking purposes. Acidic-concentrated functional water may be used as a topical, astringent medium

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     Our fiscal year end is December 31.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004

     We had revenue of $94,189 for the three months ended March 31, 2005 compared to revenue of $76,020 for the three months ended March 31, 2004. This increase in revenue was due primarily to our hiring a sales manager in 2004.

     We had a net loss $112,193 for the three months ended March 31, 2005 compared to a net loss of $39,053 for the three months ended March 31, 2004. This increase in net loss was due primarily to our increase marketing and payroll costs.

     Cash used by operating activities was $186,052 for the three months ended March 31, 2005 compared to cash used by operating activities of $115,432 for the three months ended March 31, 2004. This increase in cash used by operating activities was due primarily to increased marketing and payroll costs.

LIQUIDITY

     As of March 31, 2005, we had cash on hand of $32,033. Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any our products at a profit.

     During the three months ended March 31, 2005, a shareholder advanced us $40,000. This advance bears interest at 7% with principal and accrued interest due January 2007. At March 31, 2005 and December 31, 2004, the balance in the shareholder loans was $302,000 and $262,000, respectively. These advances bear interest at 7% with principal and accrued interest due between November 2005 and January 2007. At March 31, 2005 and December 31, 2004, the accrued interest was $30,505 and $15,946, respectively. These loans are due on dates November 2005 through January 2007.

     During the three months ended March 31, 2005, we issued a note payable in the amount of $164,000. We use these loans to fund our operations. The note is due in May 2005 and is secured by inventory. We have also agreed to pay $28,500, or approximately 106% per annum in interest. At March 31, 2005, $9,500 of interest had been accrued. In addition, we issued the lender 47,500 shares of common stock, which was recorded as a $27,075 loan cost and is being amortized over the term of the note.

     During the three months ended March 31, 2005, we accrued $15,000 as salaries payable to the president resulting in $90,000 of salaries payable at March 31, 2005.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES.

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS.

Exhibit   Exhibit
Number    Name
---------------------------------------------------------

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


                                PROTON LABORATORIES, INC.

May 23, 2005
                              By: /s/ Edward Alexander
                                Edward Alexander
                                Director, Chief Executive Officer, President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit   Exhibit
Number    Name
---------------------------------------------------------

31.1      Certification pursuant to Section 13a-14  of CEO

31.2      Certification pursuant to Section 13a-14 of CFO

32.1      Certification pursuant to Section 1350 of CEO

32.2      Certification pursuant to Section 1350 of CFO