Form 10KSB/A
period 2004-12-31
PROTON LABORATORIES INC
filed 2005-08-05
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         FORM 10-KSB AMENDMENT NUMBER 1

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

Transitional Small Business Disclosure Format:     Yes  | |     No  |X|

Explanatory Paragraph:

     This FORM 10-KSB AMENDMENT NUMBER 1 is being filed to reflect our responses to the SEC Staff's comment letter dated July 26, 2005. Only those portions of our Form 10-KSB being amended pursuant to the SEC Staff's comment letter are contained in this FORM 10-KSB AMENDMENT NUMBER 1. This FORM 10-KSB AMENDMENT NUMBER 1 does not contain all of the information related to Form 10-KSB, but, rather, only the information that has been amended. This FORM 10-KSB AMENDMENT NUMBER 1 should be read in conjunction with our original submission of FORM 10-KSB.


                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

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

     In March 2005, we proposed to engaged the services of J. P. Turner & Company, L.L.C. for its best efforts to raise funds for us. We proposed to issue 550,000 shares of our restricted common stock to J. P. Turner & Company, L.L.C. as a non-refundable fee and we proposed to pay J. P. Turner & Company, L.L.C. a sales commission of 10% on any funds raised and grant a warrant to J. P. Turner & Company, L.L.C. to acquire our common stock in the amount of 10% of the equivalent of the funds that are raised. Upon a successful money raise, we proposed that J. P. Turner & Company, L.L.C. would act as our investment banker for a fee of 4.5% of our restricted common stock as calculated immediately after the funds are raised. These share have not been issued and this agreement has since been abandoned.

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

     We have incurred net losses of $965,840 in 2004 and $217,333 in 2003. We had a working capital deficit of $273,400 at December 31, 2004 and $156,505 at December 31, 2003.

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

     Cash used by operating activities was $323,722 for the year ended December

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

31.1            Certification pursuant to Section 13a-14 of CEO

31.2            Certification pursuant to Section 13a-14 of CFO

32.1            Certification pursuant to Section 1350 of CEO

32.2            Certification pursuant to Section 1350 of CFO

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this FORM 10-KSB AMENDMENT NUMBER 1 to be signed on its behalf by the undersigned, thereunto duly authorized in Alameda, California.


                                PROTON LABORATORIES, INC.



August 4, 2005              By: /s/ Edward Alexander
                                Edward Alexander
                                Director, Chief Executive Officer, President and Chief Financial Officer


     In accordance with the Exchange Act, this FORM 10-KSB AMENDMENT NUMBER 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



August 4, 2005              By: /s/ Edward Alexander
                                Edward Alexander
                                Director, Chief Executive Officer and
                                Chief Financial Officer



August 4, 2005              By: /s/ Michael Fintan Ledwith
                                Michael Fintan Ledwith
                                Director



August 4, 2005              By: /s/ Gary Taylor
                                Gary Taylor
                                Director and President

                            PROTON LABORATORIES, INC.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                      AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003




                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS



                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS


                                                                                             PAGE
Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets - December 31, 2004 and 2003. . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003. . . .  F-4

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2003 and 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003. . . .  F-6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .  F-7

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


                            HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
March 7, 2005

                                   PROTON LABORATORIES, INC
                                 CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 2004 AND 2003

                                                                       2004          2003
=============================================================================================
ASSETS
CURRENT ASSETS
Cash                                                               $    14,412   $     4,423
Accounts receivable, less allowance for doubtful accounts of
  $16,522 and $10,092, respectively                                     10,633        24,583
Inventory                                                               34,097        27,800

---------------------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                                                59,142        56,806
---------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Furniture and fixtures                                                  18,438         4,670
Equipment and machinery                                                 95,039        43,724
Leasehold improvements                                                  10,995         1,886
Deposit on equipment                                                    69,500             -
Less:  accumulated depreciation                                        (19,160)      (11,672)
---------------------------------------------------------------------------------------------

    NET PROPERTY AND EQUIPMENT                                         174,812        38,608
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $   233,954   $    95,414
=============================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                   $   134,780   $   197,576
Accrued expenses                                                       110,562        15,735
Preferred dividends payable                                              3,200             -
Stockholder loan, current portion                                       84,000             -
---------------------------------------------------------------------------------------------

  TOTAL CURRENT LIABILITIES                                            332,542       213,311
---------------------------------------------------------------------------------------------

STOCKHOLDER LOAN, NET OF CURRENT PORTION                               178,000        84,000
---------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 and no shares issued and outstanding, respectively; liquidation preference of $80,000
  and $0, respectively                                                  80,000             -
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                      -             -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 12,975,000 and 11,250,000 shares issued and
  outstanding, respectively                                              1,299         1,126
Additional paid in capital                                           1,350,616       536,440
Accumulated deficit                                                 (1,708,503)     (739,463)
---------------------------------------------------------------------------------------------

  TOTAL STOCKHOLDERS' DEFICIT                                         (276,588)     (201,897)
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   233,954   $    95,414
=============================================================================================

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

                                                    PROTON LABORATORIES, INC
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004



                                         PREFERRED STOCK              COMMON STOCK         ADDITIONAL
                                 ==============================  ========================   PAID IN     ACCUMULATED
                                     SHARES          AMOUNT        SHARES       AMOUNT      CAPITAL       DEFICIT       TOTAL
================================================================================================================================
BALANCE - DECEMBER 31, 2002                    -  $           -  11,250,000         1,126     491,440      (522,130)    (29,564)

Fair value of officer services,
  no additional shares issued                  -              -           -             -      45,000             -      45,000

Net loss for the period                        -              -           -             -           -      (217,333)   (217,333)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003                    -              -  11,250,000         1,126     536,440      (739,463)   (201,897)

Sale of preferred stock                    8,000         80,000           -             -           -             -      80,000

Issuance of shares                             -              -     100,000            10      39,990             -      40,000
  for legal services

Issuance of shares for                         -              -   1,345,000           135     578,214             -     578,349
  consulting services

Issuance of common stock                       -              -     280,000            28     195,972             -     196,000
  for cash

Dividends accrued                              -              -           -             -           -        (3,200)     (3,200)

Net loss for the period                        -              -           -             -           -      (965,840)   (965,840)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2004                8,000  $      80,000  12,975,000  $      1,299  $1,350,616  $ (1,708,503)  $(276,588)
================================================================================================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                                PROTON LABORATORIES, INC
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                     2004        2003
========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(965,840)  $(217,333)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                                        9,814       7,480
  Bad debt expense                                                    6,430           -
  Loss on disposal of property and equipment                          1,648       9,483
  Fair value of officer services                                          -      45,000
  Common stock issued for legal services and consulting services    618,349           -
  Changes in operating assets and liabilities
    Accounts receivable                                               7,520       8,172
    Inventory                                                       (33,674)    (18,879)
    Accounts payable                                                (62,796)     69,938
    Accrued expenses                                                 94,827      15,552
----------------------------------------------------------------------------------------

  NET CASH FROM OPERATING ACTIVITIES                               (323,722)    (80,587)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                (120,289)       (375)
----------------------------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                               (120,289)       (375)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans                                     178,000      84,000
Proceeds from sale of preferred stock                                80,000           -
Proceeds from sale of common stock                                  196,000           -
----------------------------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES                                454,000      84,000
----------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                  9,989       3,038

CASH AT BEGINNING OF PERIOD                                           4,423       1,385
----------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                             $  14,412   $   4,423
========================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of inventory to equipment                                $  27,377   $  11,740
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

BUSINESS CONDITION - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $965,840 and $217,333 for the years ended December 31, 2004 and 2003, respectively. The Company had a working capital deficit of $273,400 and $156,505 at December 31, 2004 and 2003, respectively. Loans from the Company's president were required to fund operations. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE  8  -  SUBSEQUENT  EVENTS (Unaudited)

COMMON STOCK - During March 2005, the Company entered into a tentative agreement with a consultant related to promoting the Company and the possibility of a future offering of the Company's common stock. Under this agreement, the Company agreed to immediately issue the consultant 550,000 shares of the Company's common stock. In addition, the Company agreed to pay a cash fee equal to 10% of the gross proceeds of any future common stock offering. The Company also agreed to issue the investment bank company a warrant to purchase a number of the Company's common shares equal to 10% of the gross proceeds of the offering. As part of the agreement, the consultant is to provide advisory services for 12 months from the close of the offering. In consideration for these services, the Company will issue the consultant common shares equal to 4.5% of the total number of common shares outstanding following the close of the offering. This agreement was abandoned with no shares or funds being delivered.

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