Form 10KSB/A
period 2004-12-31
PROTON LABORATORIES INC
filed 2005-08-18
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         FORM 10-KSB AMENDMENT NUMBER 2

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Registrant's revenues for its most recent fiscal year: $379,989

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

Transitional Small Business Disclosure Format:     Yes  [ ]     No  [X]

Explanatory Paragraph:

     Only those portions of our Form 10-KSB being amended are contained in this FORM 10-KSB AMENDMENT NUMBER 2. This FORM 10-KSB AMENDMENT NUMBER 2 does not contain all of the information related to Form 10-KSB, but, rather, only the information that has been amended. This FORM 10-KSB AMENDMENT NUMBER 2 should be read in conjunction with our original submission of FORM 10-KSB.

This FORM 10-KSB AMENDMENT NUMBER 2 contains changes to the following sections:

A. The ITEM 1. DESCRIPTION OF BUSINESS--SUBSEQUENT EVENTS at its paragraph 2 has been amended to reflect the abandonment of an agreement with J.P. Turner & Company, L.L.C.

B. The CONSOLIDATED STATEMENT OF CASH FLOW had been amended to reflect the addition of $27,377 as additional cash paid for inventory in operating cash flows and the exclusion of the same amount for property and equipment in investing cash flows in 2004.

C. The CONSOLIDATED STATEMENT OF CASH FLOW had been amended to reflect the use of equipment as a long term asset as well as reflecting the cash payment as an investing activity. We originally were going to sell, as an inventory item, the equipment related to the $64,500 deposit. Subsequently, we decided that rather than selling the equipment, we would use this equipment for internal use and, as available, allow others to rent this piece of equipment.

D. The NOTES TO THE FINANCIAL STATEMENTS, NOTE 8--SUBSEQUENT EVENTS has been amended to reflect that it is an "unaudited" footnote as well as the abandonment of the agreement with J.P. Turner. The independent auditor has advised us that the independent auditor did not change its procedures and therefore it is not necessary for the independent auditor to update its report.

E. Where necessary, the ITEM 6--MANAGEMENT DISCUSS AND ANALYSIS has been amended to reflect the above changes.

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

31.1            Certification pursuant to Section 13a-14 of CEO

31.2            Certification pursuant to Section 13a-14 of CFO

32.1            Certification pursuant to Section 1350 of CEO

32.2            Certification pursuant to Section 1350 of CFO

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this FORM 10-KSB AMENDMENT NUMBER 2 to be signed on its behalf by the undersigned, thereunto duly authorized in Alameda, California.


                                PROTON LABORATORIES, INC.


August 15, 2005              By: /s/ Edward Alexander
                                Edward Alexander
                                Director, Chief Executive Officer, President and Chief Financial Officer


     In accordance with the Exchange Act, this FORM 10-KSB AMENDMENT NUMBER 2 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


August 15, 2005              By: /s/ Edward Alexander
                                Edward Alexander
                                Director, Chief Executive Officer and
                                Chief Financial Officer


August 15 2005              By: /s/ Michael Fintan Ledwith
                                Michael Fintan Ledwith
                                Director


August 15, 2005              By: /s/ Gary Taylor
                                Gary Taylor
                                Director and President

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