Form 10QSB
period 2005-06-30
PROTON LABORATORIES INC
filed 2005-08-19
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   For the quarterly period ended June 30, 2005

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


                                 (510) 865-6412
                            Issuer's telephone number

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     [_]  No

     On August 17, 2005, the registrant had outstanding 14,270,100 shares of Common Stock, $0.0001 par value per share, of which 147,500 shares have not been certificated yet.

Transitional Small Business Disclosure Format:     Yes  [_]     No  [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS

                                                                    Page

Condensed Consolidated Balance Sheets - June 30, 2005 and
  December 31, 2004 (Unaudited)                                      F-1

Condensed Consolidated Statements of Operations for the three
  and six months ended June 30, 2005 and 2004 (Unaudited)            F-2

Condensed Consolidated Statements of Cash Flows for the six months
  ended June 30, 2005 and 2004 (Unaudited)                           F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)     F-4

                                      PROTON LABORATORIES, INC
                         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         June 30,     December 31,
                                                                           2005           2004
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                   $    60,763   $      14,412
Accounts receivable, less allowance for doubtful accounts of  $16,522       11,865          10,633
Inventory                                                                  100,778          34,097
---------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                     173,406          59,142
---------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                      18,438          18,438
Equipment and machinery                                                    159,357          95,039
Leasehold improvements                                                      11,323          10,995
Deposit on equipment                                                             -          69,500
Less:  accumulated depreciation                                            (29,974)        (19,160)
  NET PROPERTY AND EQUIPMENT                                               159,144         174,812
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $   332,550   $     233,954
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                       $   110,593   $     134,780
Accrued expenses                                                           185,975         110,562
Deferred revenue                                                            52,506               -
Preferred dividends payable                                                  6,400           3,200
Note payable                                                               164,000               -
Stockholder loans, current portion                                         249,000          84,000
---------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                768,474         332,542
---------------------------------------------------------------------------------------------------
STOCKHOLDER LOANS, NET OF CURRENT PORTION                                   53,000         178,000
---------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and outstanding;
  liquidation preference of $80,000                                         80,000          80,000
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                          -               -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 14,170,100 and 12,975,000 shares issued and
   outstanding, respectively                                                 1,419           1,299
Additional paid in capital                                               1,836,611       1,350,616
Accumulated deficit                                                     (2,406,954)     (1,708,503)
---------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                                             (488,924)       (276,588)
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $   332,550   $     233,954
---------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           PROTON LABORATORIES, INC
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                               --------------------------------  -----------------------------
                                                    2005             2004             2005            2004
-------------------------------------------------------------------------------  -----------------------------
SALES                                          $       63,521   $       81,985   $      157,710   $   158,005

COST OF GOODS SOLD                                     33,499           25,375          100,862        72,970
--------------------------------------------------------------------------------- ----------------------------

GROSS PROFIT                                           30,022           56,610           56,848        85,035
--------------------------------------------------------------------------------- ----------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          563,886           97,115          679,380       162,758
--------------------------------------------------------------------------------- ----------------------------

LOSS FROM OPERATIONS                                 (533,864)         (40,505)        (622,532)      (77,723)
--------------------------------------------------------------------------------- ----------------------------

OTHER INCOME AND (EXPENSE)
Interest income                                            41                -              100             -
Interest expense                                      (49,235)          (3,636)         (72,819)       (5,471)
--------------------------------------------------------------------------------- ----------------------------
  NET OTHER EXPENSE                                   (49,194)          (3,636)         (72,719)       (5,471)
--------------------------------------------------------------------------------- ----------------------------

    NET LOSS                                         (583,058)         (44,141)        (695,251)      (83,194)

PREFERRED STOCK DIVIDEND                                1,600                -            3,200             -
--------------------------------------------------------------------------------- ----------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS         $     (584,658)  $      (44,141)  $     (698,451)  $   (83,194)
--------------------------------------------------------------------------------- ----------------------------

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                 $        (0.04)  $        (0.00)  $        (0.05)  $     (0.01)
--------------------------------------------------------------------------------- ----------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                               13,362,997       11,250,000       13,176,132    11,250,000
--------------------------------------------------------------------------------- ----------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PROTON LABORATORIES, INC
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005               2005        2004
----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $(695,251)  $ (83,194)
Shares issued for director services                52,640           -
Shares issued for consulting services             406,400           -
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                     10,814       5,249
  Amortization of loan costs                       27,075           -
  Changes in operating assets and liabilities
    Accounts receivable                            (1,232)     (7,944)
    Inventory                                     (66,681)    (66,065)
    Deposits                                        5,000           -
    Deferred revenue                               52,506           -
    Accounts payable                              (24,187)    (29,921)
    Accrued expenses                               75,413      35,471
----------------------------------------------------------------------

  NET CASH FROM OPERATING ACTIVITIES             (157,503)   (146,404)
----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                  (146)    (15,060)
----------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                 (146)    (15,060)
----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                       164,000           -
Proceeds from stockholder loans                    40,000     165,000
----------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES              204,000     165,000

NET INCREASE IN CASH                               46,351       3,536

CASH AT BEGINNING OF PERIOD                        14,412       4,423
----------------------------------------------------------------------

CASH AT END OF PERIOD                           $  60,763   $   7,959
----------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for loan costs         $  27,075   $       -
Accrual of preferred stock dividends            $   3,200   $       -

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

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred losses applicable to common shareholders of $698,451 for the six months ended June 30, 2005. The Company had a working capital deficit of $595,068 and $273,400 at June 30, 2005 and December 31, 2004, respectively. Loans were required to fund operations.

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

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

During January 2005, a shareholder advanced the Company $40,000. At June 30, 2005 and December 31, 2004, the balance in the loans from two shareholders was $302,000 and $262,000, respectively. Of these loans, $262,000 is from the Company's president. These advances bear interest at 7% with principal and accrued interest due between November 2005 and January 2007. At June 30, 2005 and December 31, 2004, the accrued interest was $61,650 and $15,946, respectively.

During the six months ended June 30, 2005, the Company accrued $30,000 as salaries payable to the president resulting in $124,325 of salaries payable at June 30, 2005.

NOTE  4  -  NOTES  PAYABLE

In March 2005 the Company issued a note payable in the amount of $164,000, which is secured by inventory. The note was due in May 2005 and is currently in default. At June 30, 2005 $28,500 of interest, and $6,875 of penalty interest, had been accrued as it relates to the note payable. Until the loan is repaid, the note accrues interest at 30% per annum. In addition, the Company issued the lender 47,500 shares of common stock, which was recorded as a $27,075 loan costs and is amortized over the term of the note. At June 30, 2005, the loan costs were fully amortized.

NOTE  5  -  COMMON  STOCK

During the six month ended June 30, 2005, the Company issued 131,600 shares of its common stock to a director for compensation of services. The shares were valued at $52,640 based on the market value of the Company's stock on the date of issuance.

In June 2005, the Company issued 1,016,000 of its common stock to consultants for services. The shares were valued at $406,400 based on the market value of the Company's stock on the date of issuance.

NOTE  6  -  COMMITMENTS

In June 2005, the Company entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay the Company 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. As of June 30, 2005, Mitachi had paid 6,000,000 Yen, or $52,506 for the above mentioned distribution rights. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

NOTE  7  -  SUBSEQUENT  EVENTS

During July 2005, the Company sold 100,000 shares of its common stock to an investor for $0.20 per share.

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

     We incurred net losses applicable to common shareholders of $698,451 for the six months ended June 30, 2005. We have incurred net losses of $965,840 for the year ended December 31, 2004, and $217,333 for the year ended December 31, 2003. We had a working capital deficit of $595,068 at June 30, 2005 and $273,400 at December 31, 2004. Loans were required to fund operations. This condition raises a substantial doubt about our ability to continue as a going concern.

     We are working towards raising public funds to expand our marketing and revenues. We have spent considerable time in contracting with several major overseas corporations for the co-development of enhanced antioxidant beverages for distribution into the overseas markets. In addition, we are working with our Canadian business associates to identify institutional businesses to market various disinfection applications based upon functional water, pending government approval.

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

     Our fiscal year end is December 31.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004

     We had revenue of $157,710 for the six months ended June 30, 2005 compared to revenue of $158,005 for the six months ended June 30, 2004.

     We had a net loss of $695,251 for the six months ended June 30, 2005 compared to a net loss of $83,194 for the six months ended June 30, 2004. This increase in net loss was due primarily to: an increase in SG&A due to our compensating consultants with our common stock; an increase in cost of goods sold; and an increase in interest expense.

     Net cash used by operating activities was $157,503 for the six months ended June 30, 2005 compared to cash used by operating activities of $146,404 for the Six months ended June 30, 2004.

LIQUIDITY

     As of June 30, 2005, we had cash on hand of $60,763. Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any our products at a profit.

     During January 2005, a shareholder advanced us $40,000. The balance of the loans from two shareholders was

$302,000  at  June 30, 2005, and $262,000 at December 31, 2004.  Of these loans,
$262,000 is from our president. These advances bear interest at 7% with principal and accrued interest and are due between November 2005 and January 2007. The accrued interest was $61,650 at June 30, 2005 and $15,946 at December 31, 2004.

During the six months ended June 30, 2005, the Company accrued $30,000 as salaries payable to the president resulting in $124,325 of salaries payable at June 30, 2005.

     In March 2005 we issued a note payable in the amount of $164,000, which is secured by inventory. The note was due in May 2005 and is currently in default. At June 30, 2005 $28,500 of interest, and $6,875 of penalty interest, had been accrued as it relates to the note payable. Until the loan is repaid, the note accrues interest at 30% per annum. In addition, we issued the lender 47,500 shares of common stock, which was recorded as a $27,075 loan costs and is amortized over the term of the note. At June 30, 2005, the loan costs were fully amortized.

     During the six months ended June 30, 2005, we accrued $30,000 as salaries payable to the president resulting in $124,325 of salaries payable at June 30, 2005.

     During the six month ended June 30, 2005, we issued 131,600 shares of common stock to a director for compensation of services. The shares were valued at $52,640 based on the market value of the Company's stock on the date of issuance.

     In June 2005, we issued 1,016,000 of its common stock to consultants for services. The shares were valued at $406,400 based on the market value of our stock on the date of issuance.

     During July 2005, we sold 100,000 shares of its common stock to an investor for $0.20 per share.

     In June 2005, we entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay us 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. As of June 30, 2005, Mitachi had paid to us 6,000,000 Yen, or $52,506, in conjunction with the agreement. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES.

     The following transaction was made in reliance on exemptions from registration under Section 4(2) of the Securities Act. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions.

      In August 2005, we sold 100,000 shares of common stock to one investor at a price of $0.20 per share. We issued these securities in reliance on
Section 4(2) of the Securities Act. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

     In March 2005 we issued a note payable in the amount of $164,000. As additional consideration for receiving this loan, we issued the lender 47,500 shares of common stock which was recorded as a $27,075 loan costs and is amortized over the term of the note. At June 30, 2005, the loan costs were fully amortized. We issued these securities in reliance on Section 4(2) of the Securities Act. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. The investor had knowledge and experience in financial and business matters that allowed him to evaluate the merits and risk of receipt of these securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     In March 2005, we issued a note payable in the amount of $164,000, which is secured by inventory. The note was due in May 2005 and is currently in default. At June 30, 2005 $28,500 of interest, and $6,875 of penalty interest, had been accrued as it relates to the note payable. Until the loan is repaid, the note accrues interest at 30% per annum. In addition, we issued the lender 47,500 shares of common stock, which was recorded as a $27,075 loan costs and is amortized over the term of the note. At June 30, 2005, the loan costs were fully amortized.

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


                                 PROTON LABORATORIES, INC.


August 19, 2005
                              By: /s/ Edward Alexander
                                 Edward Alexander
                                 Director, Chief Executive Officer, and
                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit   Exhibit
Number    Name
---------------------------------------------------------

31.1      Certification pursuant to Section 13a-14 of CEO

31.2      Certification pursuant to Section 13a-14 of CFO

32.1      Certification pursuant to Section 1350 of CEO

32.2      Certification pursuant to Section 1350 of CFO