Form 10QSB
period 2005-09-30
PROTON LABORATORIES INC
filed 2005-11-21
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2005.

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

     Indicate by check whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [_]     [X] No

     On November 8, 2005, the registrant had outstanding 14,222,600 shares of Common Stock, $0.0001 par value per share.

     Transitional Small Business Disclosure Format:   Yes [_]     No [X]

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS


                                                                      PAGE
Condensed Consolidated Balance Sheets - September 30, 2005 and
  December 31, 2004 (Unaudited)                                       F-1

Condensed Consolidated Statements of Operations for the three
  and nine months ended September 30, 2005 and 2004 (Unaudited)       F-2

Condensed Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2005 and 2004 (Unaudited)                       F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)      F-4

                                       PROTON LABORATORIES, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                 2005            2004
------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                   $       12,396   $      14,412
Accounts receivable, less allowance for doubtful accounts of  $16,522          17,786          10,633
Inventory                                                                      63,798          34,097
------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                         93,980          59,142
------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                         19,709          18,438
Equipment and machinery                                                       161,502          95,039
Leasehold improvements                                                         11,323          10,995
Deposit on equipment                                                                -          69,500
  LESS:  ACCUMULATED DEPRECIATION                                             (35,530)        (19,160)
------------------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                                  157,004         174,812
DEPOSITS                                                                        6,131               -
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $      257,115   $     233,954
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                       $      102,201   $     134,780
Accrued expenses                                                              219,270         110,562
Deferred revenue                                                               52,506               -
Preferred dividends payable                                                     8,000           3,200
Note payable                                                                  164,000               -
Stockholder loans, current portion                                            262,000          84,000
------------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                   807,977         332,542
------------------------------------------------------------------------------------------------------
STOCKHOLDER LOANS, NET OF CURRENT PORTION                                      48,642         178,000
------------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and outstanding;
  liquidation preference of $80,000                                            80,000          80,000
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                             -               -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 14,270,100 and 12,975,000 shares issued and
  outstanding, respectively                                                     1,429           1,299
Additional paid in capital                                                  1,856,602       1,350,616
Accumulated deficit                                                        (2,537,535)     (1,708,503)
------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                                                (599,504)       (276,588)
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $      257,115   $     233,954
------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                            PROTON LABORATORIES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                               --------------------------------  --------------------------------
                                                    2005             2004             2005             2004
-----------------------------------------------------------------------------------------------------------------
SALES                                          $      116,791   $      120,902   $      274,501   $      278,907

COST OF GOODS SOLD                                    113,786           99,401          214,649          172,371
-----------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                            3,005           21,501           59,852          106,536
-----------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          114,219          178,361          793,599          341,119
-----------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                 (111,214)        (156,860)        (733,747)        (234,583)
-----------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
Loss on disposal of property and equipment                  -             (943)               -             (943)
Interest income                                            61                -              161                -
Interest expense                                      (17,826)          (5,117)         (90,645)         (10,588)
-----------------------------------------------------------------------------------------------------------------
  NET OTHER EXPENSE                                   (17,765)          (6,060)         (90,484)         (11,531)
-----------------------------------------------------------------------------------------------------------------

    NET LOSS                                         (128,979)        (162,920)        (824,231)        (246,114)

PREFERRED STOCK DIVIDEND                               (1,600)          (1,600)          (4,800)          (1,600)
-----------------------------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS         $     (130,580)  $     (164,520)  $     (829,031)  $     (247,714)
-----------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                 $        (0.01)  $        (0.01)  $        (0.06)  $        (0.02)
-----------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                               14,234,230       11,268,481       13,534,217       11,256,230
-----------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            PROTON LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005        2005        2004
-----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $(824,231)  $(246,114)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                      16,370       8,495
  Provision for allowance for doubtful accounts          -       6,430
  Loss on disposal of property and equipment             -         943
  Common stock issued for services                 459,040      40,000
  Amortization of loan costs                        27,075           -
  Changes in operating assets and liabilities
    Accounts receivable                             (7,153)       (591)
    Inventory                                      (29,701)    (67,034)
    Deposits                                        (1,131)          -
    Deferred revenue                                52,506           -
    Accounts payable                               (32,579)    (28,437)
    Accrued expenses                               108,708      55,862
-----------------------------------------------------------------------
  NET CASH FROM OPERATING ACTIVITIES              (231,096)   (230,446)
-----------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                 (3,562)    (24,760)
-----------------------------------------------------------------------
  NET CASH FROM INVESTING ACTIVITIES                (3,562)    (24,760)
-----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                  20,000           -
Proceeds from sale of preferred stock                    -      80,000
Proceeds from notes payable                        164,000           -
Proceeds from shareholder loans                     48,642     178,000
-----------------------------------------------------------------------
  NET CASH FROM FINANCING ACTIVITIES               232,642     258,000
-----------------------------------------------------------------------
NET INCREASE IN CASH                                (2,016)      2,794
CASH AT BEGINNING OF PERIOD                         14,412       4,423
-----------------------------------------------------------------------
CASH AT END OF PERIOD                            $  12,396   $   7,217
-----------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of inventory to equipment               $  64,500   $  27,377
Issuance of common stock for loan costs          $  27,075   $       -
Accrual of preferred stock dividends             $   4,800   $       -

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            PROTON LABORATORIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2004 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred losses applicable to common shareholders of $829,031 for the nine months ended September 30, 2005. The Company had a working capital deficit of $713,997 and $273,400 at September 30, 2005 and December 31, 2004, respectively. Loans were required to fund operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During 2005, two shareholders advanced the Company $48,642. These advances bears interest at 7% with principal and accrued interest due between November 2005 and January 2007. At September 30, 2005 and December 31, 2004, the company owed the two shareholders $310,642 and $262,000, respectively. At September 30, 2005 and December 31, 2004, the accrued interest was $31,604 and $15,946, respectively.

During the nine months ended September 30, 2005, the Company accrued $45,000 as salaries payable to the majority shareholder resulting in $139,890 of salaries payable at September 30, 2005.

NOTE 4 - NOTES PAYABLE

In March 2005 the Company issued a note payable in the amount of $164,000. The note was originally due in May 2005 and has been extended to December 2005 secured by inventory. The original terms of the loan provided for an interest payment of $28,500 or 106% per annum; when the note was extended in May 2005, the interest rate was amended to 30% on the original principal balance. At September 30, 2005 $47,776 of interest had been accrued. In addition, the Company issued the lender 47,500 shares of common stock, which was recorded as a $27,075 loan cost and was amortized over the original term of the note.

NOTE  5  -  COMMON  STOCK

During the nine months ended September 30, 2005, the Company issued 131,600 shares of its common stock to a director for compensation of services. The shares were valued at $52,640 based on the market value of the Company's stock on the date of issuance.

In June 2005, the Company issued 1,016,000 of its common stock to consultants for services. The shares were valued at $406,400 based on the market value of the Company's stock on the date of issuance.

In August 2005, the Company sold 100,000 shares of restricted common stock at a sale price of $0.20 per share for total consideration of $20,000 in cash.

NOTE  6  -  COMMITMENTS

In June 2005, the Company entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay the Company 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. As of September 30, 2005, Mitachi had paid 6,000,000 Yen, or $52,506, for the above mentioned distribution rights. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

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

     We incurred net losses applicable to common shareholders of $829,031 for the nine months ended September 30, 2005. We have incurred net losses of $965,840 for the year ended December 31, 2004, and $217,333 for the year ended December 31, 2003. We had a working capital deficit of $713,997 at September 30, 2005 and $273,400 at December 31, 2004. Loans were required to fund operations. This condition raises a substantial doubt about our ability to continue as a going concern.

     Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing for us as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

     Our operations are located in Alameda, California. Our business consists of the sales and marketing of the industrial, environmental and residential systems throughout the U.S.A. which alter the properties of water to produce functional water. We act as an exclusive importer and master distributor of these products to various companies in which uses for the product range from food processing to retail water sales. We are working towards raising funds to expand our marketing and revenues. We have spent considerable time negotiating with several overseas corporations for the co-development of enhanced antioxidant beverages for distribution into the overseas markets. In addition, we are working with Canadian businesses to identify markets for various disinfection applications of functional water, pending government approval. We are working on agricultural applications of functional water. We are working on packaging for a spray-on application of function water for pathogen counter-measures.

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

     Our fiscal year end is December 31.

     We began a joint research and development program with Weber Farms located in Washington State. Weber Farms is family-owned with a long history of raising and marketing quality potatoes, wheat and corn. In 1979, Weber Farms built a fresh pack potato warehouse to ensure better quality and more oversight of the marketing of open potatoes both to domestic and foreign markets. In 1997, a state-of- the-art potato storage facility capable of storing 50,000 tons was built. End uses of Weber Farm potatoes are generally in the areas of boxed and bagged potatoes for retail stores, hash browns, French fires and other retail-type products. We will work together in various areas where Proton's electrolyzed water, with its unique efficacies, can be integrated into potato production and post-harvesting processes. Understanding that Proton's water brings about certain potato maintenance efficacies, environmental and worker safety, on-site production abilities and cost efficiencies, both parties are looking forward to a mutually rewarding relationship.

RESULTS OF OPERATIONS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     We had revenue of $274,501 for the nine months ended September 30, 2005 Compared to revenue of $278,907 for the nine months ended September 30, 2004.

     We had Selling, General and Administrative Expenses of $793,599 for the nine months ended September 30, 2005 compared to Selling, General and Administrative Expenses of $341,119 for the nine months ended September 30, 2004. This increase in Selling, General and Administrative Expenses was due primarily to stock compensation we paid to a consultant that we valued at $459,040 during the second quarter

     We had a net loss of $824,231 for the nine months ended September 30, 2005 compared to a net loss of $246,114 for the nine months ended September 30, 2004. This increase in net loss was due primarily to the increase in expenses for Selling, General and Administrative Expenses.

     Net cash used by operating activities was $231,096 for the nine months Ended September 30, 2005 compared to cash used by operating activities of $230,446 for the none months ended September 30, 2004.

LIQUIDITY

     As of September 30, 2005, we had cash on hand of $12,396. Our growth is dependent on attaining profit from our operations and our raising of additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products to generate a profit.

     During 2005, two of our shareholders advanced us an aggregate of $48,642. These advances bear interest at 7% with principal and accrued interest due between November 2005 and January 2007. At September 30, 2005 we owed the two shareholders an aggregate of $310,642 and at

December 31, 2004, we owed the two shareholders an aggregate of $262,000. These amounts include loans made to us by them prior to 2005. At September 30, 2005 and December 31, 2004, the accrued interest was $31,604 and $15,946, respectively.

     During the nine months ended September 30, 2005, we accrued $45,000 as salaries payable to our majority shareholders resulting in $139,890 of salaries payable at September 30, 2005. This accrual includes salary accruals that we made prior to 2005.

     In March 2005, we issued a note payable in the amount of $164,000. The note was originally due in May 2005 and has been extended to December 2005 secured by inventory. The original terms of the loan provided for an interest payment of $28,500 or 106% per annum; when the note was extended in May 2005, the interest rate was amended to 30% on the original principal balance. At September 30, 2005 $47,776 of interest had been accrued. In addition, the Company issued the lender 47,500 shares of common stock, which was recorded as a $27,075 loan cost and was amortized over the original term of the note. The lender is Gary Taylor who is our President.

     During July 2005, we sold 100,000 shares of our common stock to one investor at $0.20 per share.

     In June 2005, we entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced
drinking water generators.   Pursuant to this agreement, Mitachi agreed to pay
us 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. Thought September 30, 2005, Mitachi had paid to us 6,000,000 Yen (US $52,506) in connection with this agreement. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

FUTURE CAPITAL REQUIREMENTS

     Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

     Our future capital requirements will depend upon many factors, including:

     -     The cost to acquire equipment that we then would resell.

     -     The cost of sales and marketing.

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

     None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES.

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     Cure  of  default  by  reset  of maturity.  In March 2005, we issued a note
     -----------------------------------------
payable in the amount of $164,000. The note was originally due in May 2005 and has since been extended to mature in December 2005. The note is secured by inventory. The original terms of the loan provided for an interest payment of $28,500 or 106% per annum. When the note's maturity was extended in May 2005, the interest rate was amended to 30% on the original principal balance. At September 30, 2005 $47,776 of interest had been accrued. In addition, the Company issued the lender 47,500 shares of common stock, which was recorded as a $27,075 loan cost and was amortized over the original term of the note. The lender is Gary Taylor who is our President.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.     OTHER INFORMATION.

     None.

ITEM 6.     EXHIBITS.

Exhibit     Exhibit
Number      Name
--------------------------------------------------------------

31.1        Certification pursuant to Section 13a-14 of CEO.

31.2        Certification pursuant to Section 13a-14 of CFO.

32.1        Certification pursuant to Section 1350 of CEO.

32.2        Certification pursuant to Section 1350 of CFO.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Alameda, California.


                                          PROTON LABORATORIES, INC.


November 18, 2005
                                          By: /s/ Edward Alexander
                                          Edward Alexander
                                          Director, Chief Executive Officer, and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit     Exhibit
Number      Name
--------------------------------------------------------------

31.1        Certification pursuant to Section 13a-14 of CEO.

31.2        Certification pursuant to Section 13a-14 of CFO.

32.1        Certification pursuant to Section 1350 of CEO.

32.2        Certification pursuant to Section 1350 of CFO.