Form 10KSB
period 2005-12-31
PROTON LABORATORIES INC
filed 2006-04-17
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d( of the Exchange Act. [ ]

     Check  whether  the  Issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  [ ]  No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate  by check mark whether the registrant is a shell company (as defined in
Section  12b-2  of  the  Exchange  Act).   [ ]  Yes      [X]  NO

     Registrant's  revenues  for  its  most  recent  fiscal  year:  $328,200.

     The aggregate market value of the common stock held by non-affiliates of the registrant on April 11, 2006 based on the last price which was $0.39 per share on April 11, 2006 was $2,415,894. On April 11, 2006, the closing bid price on our common stock on the OTCBB was $0.39.

     On April 11, 2006, the registrant had outstanding 14,622,500 shares of Common Stock, $0.0001 par value per share.

Transitional  Small  Business  Disclosure  Format:     Yes  [  ]     No  [X]

                                          TABLE OF CONTENTS

PART I                                                                                        PAGE

Item 1                Description of Business                                               4

Item 2.               Description of Property                                              13

Item 3.               Legal Proceedings                                                    13

Item 4.               Submission of Matters to a Vote of Security Holders                  13


PART II

Item 5.               Market for Common Equity Related Stockholder
                      Matters and Small Business Issuer Purchases of Equity
                      Securities                                                           13

Item 6.               Management's Discussion and Analysis                                 16

Item 7.               Financial Statements                                                 19 and F-1

Item 8.               Changes In and Disagreements with Accountants
                      On Accounting and Financial Disclosure                               19

Item 8A.              Controls and Procedures                                              19

Item 8B.              Other Information                                                    20

PART III

Item 9.               Directors and Executive Officers of the Registrant,                  20
                      Promoters and Control Persons; Compliance with Section 16(a) of the
                      Exchange Act

Item 10.              Executive Compensation                                               22

Item 11.              Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters                           24

Item 12.              Certain Relationships and Related Transactions                       25

Item 13.              Exhibits                                                             26

Item 14.              Principal Accountant Fees and Services                               26

SIGNATURES                                                                                 28
FINANCIAL STATEMENTS                                                                       F-1 and 19
EXHIBITS                                                                                   28

Item 1 Description of Business


INTRODUCTION

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

     Electro-Structured Water. Electro-structured water is water that is anti-microbial in nature and may be effective against virus, bacteria, fungus, mildew and spores. This water may have a wide array of disinfectant uses.

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

OUR BUSINESS--FUNCTIONAL WATER SYSTEMS

     Residential Systems. The residential countertop, functional water systems produce water that scientists believe contains more wellness and health-beneficial properties than regular tap water (see, "Electrolyzed-Reduced Water Scavenges Active Oxygen Species and Protects DNA from Oxidative Damage," Biochemical and Biophysical Research Communications, Vol. 234, No. 1, pp. 269-274 (1997); and, Hanaoka, K., "Antioxidant Effects Of Reduced Water Produced By Electrolysis Of Sodium Chloride Solutions," 31 Journal of Applied Electrochemistry 1307-1313 (2001)). Generally, the residential countertop system sits next to the kitchen faucet, and through the use of a diverter, allows tap water to be routed through the system. The water is then processed through a charcoal filter where chlorine and sediments are removed. The filtered water then proceeds to the electrolysis chamber that is made up of electrodes and membranes. A positive and negative electrical charge is passed through the electrodes. The minerals that are found in the filtered water are attracted to opposite electrodes. For example, the alkaline minerals (minerals with positive(+) properties that include calcium, magnesium, sodium, manganese, iron and potassium) are attracted to the negatively charged (-) electrode. The acidic minerals (minerals with negative (-) properties include nitric acid, sulfuric acid and chlorine) are attracted to the positively-charged (+) electrode. Through this mineral separation process, two separate types of water are formed, which are water with alkaline-concentrated minerals, and water with acidic-concentrated minerals. Each type of water is held in a separate chamber in the residential countertop system. The alkaline-concentrated water may be consumed for drinking and cooking purposes, while the acidic-concentrated water may be used in a topical, astringent medium.

     Commercial Systems. We are in preparation to market commercial functional water systems to the food processing, medical and agricultural industries. The system for the food processing industry includes: (1) a hand disinfectant system for proper hand washing, and (2) an anti-microbial water production system for general sterilization and disinfectant needs. We also intend to market similar systems to the medical industry. For the agricultural industry, we intend to sell functional water systems to organic food growers who desire to use functional water to replace the use of pesticides, fungicides, herbicides and chemical fertilizers. Our commercial functional water systems produce approximately one gallon per minute of electrolyzed alkaline and acidic waters. For the food processing industry, the alkaline water may be used as an effective medium for removing pesticides from agricultural products, while the acidic water may be used as anti-microbial water. For the hospital industry, the alkaline water may be used as an effective medium in removing protein buildup from surfaces, while the acidic water may be used as anti-microbial water. For the organic agricultural industry, the alkaline water may be used for plant growth and as a solid nutrient, while the acidic water may be used as a substitute for fungicides, pesticides, herbicides and sporicides.

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

     - Commercial functional water systems, such as metal mining and refining, wine grape mildew treatment, wine aging control, potato maintenance treatment, and the formulation of dietary supplement products.

     Hand Disinfection. After we obtain FDA approvals for the hand disinfection system, we plan to introduce the device and what we believe to be its operational simplicity, user-friendliness, high efficacy and affordability, through industrial circulars where hand disinfection is of a primary concern. We also intend to arrange with a leasing company to lease the hand disinfectant system to the fast food industry. A large part of our marketing efforts will be directed to educating our target markets about functional water. We plan to write and publish articles through industrial media, disinfection forums, trade shows and documentary-type films that may be aired through CNN, PBS and Voice of

America introducing a new and novel method for hand disinfection. We intend to handle all inquiries through a toll-free number.

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

     Residential Countertop Units. The first step towards the marketing and distribution of residential countertop units is to develop a national product distribution program through network marketing, mail order catalogs sales, infomercials, independent distributor channels and word of mouth sales. Since we understand that the demographics in these sales channels is predominately composed of females in the age groups of 35-60, we intend to concentrate on this market segment. The second step in the marketing and distribution of residential countertop units is to introduce a simplified, lower price-point system that will be introduced through retail outlets under a series of private labels.

     Commercial Functional Water Systems. In addition to marketing the residential countertop systems, we plan to develop marketing plans for commercial systems. We may enter into agreements with companies to act as distributors of our functional water systems. We may also grant exclusive rights to companies to use our systems in specific industries for specific applications in exchange for royalties.

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

OTHER DEVELOPMENTS

     We have done preliminary field testing in the wine industry with respect to the control of mildew on wine grapes in vineyards. Mildew on wine grapes is a serious grapevine fungal disease. The tendency for mildew to grow on wine grapes occurs, for example, in areas of Napa Valley where foggy conditions prevail. If mildew is found on the wine grapes, then spraying with dusty sulfur is done. Spraying with dusty sulfur will generally eliminate and control the mildew on grapes. If this fungus is ignored, the wine grapes may spoil. However, the long-term effects of sulfur exposure is unknown. The use of low pH functional water may remove mildew

     We have done preliminary field testing in the potato growing industry with respect to potato maintenance during storage. Our preliminary review of this use of functional water indicates better potato maintenance during storage. We plan to continue this preliminary test using an automated functional water sprayer.

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

     Our independent auditors made a going concern qualification in their report dated March 29, 2006, which raises substantial doubt about our ability to continue as a going concern.

     Equity Line of Credit. Effective November 28, 2005, we entered into an Investment Agreement, which is an equity line of credit ("ELOC"), with Dutchess Private Equities Fund, LP ("Dutchess"). The maximum amount of money that the ELOC may provide to us over a 36 month period beginning January 2006, is $10,000,000. We may periodically deliver new issue registered shares of our common stock to Dutchess who then delivers cash to us based on a fluctuating price per share of our common stock. We are not obligated to request the entire $10,000,000. Since draw downs on the equity line of credit can occur at a maximum rate of one draw down per week for $100,000 (or other amount using an alternative calculation [which may be higher or lower than $100,000], each week that we do not make a draw down raises the possibility that over the life of the ELOC, we may not receive the entire $10 million. The actual aggregate number of shares that we may issue pursuant to the Investment Agreement is not determinable as it is based on the market price of our common stock from time to time and how much funding we desire from time to time. We have registered and reserved 50 million shares for this transaction We have not made any draw downs on the equity line of credit as April 11, 2006.

     We can commence drawing down at our discretion. For an equal amount of funding from time to time pursuant to the ELOC, the number of shares we would issue to Dutchess would be greater during times of our stock price being low, and conversely so during times when our stock price is high. Pursuant to the ELOC, we are subject to penalties if we fail to deliver stock to Dutchess after we request a draw down from the ELOC. We have engaged USEuro Securities to act as our placement agent in connection with the ELOC.

     Pursuant to the ELOC, we are subject to late fees if we fail to deliver stock to Dutchess after requesting a draw down from the ELOC. These late fees vary based on the number of undelivered shares, if any.


Item 2. Description of Property

     We lease approximately 4,000 square feet of office and storage space located at 1135 Atlantic Avenue, Suite 101, Alameda, CA 94501, for a lease payment of approximately $6,000 per month. Under this lease, we are required to pay a percentage of the property taxes, insurance and maintenance. The lease expires in July 2006 and we anticipate renewing the lease at that time. We believe this space is adequate for our current needs, and that additional space is available to us at a reasonable cost, if needed.


Item 3. Legal Proceedings

     We are not a plaintiff or defendant in any litigation, nor is any litigation threatened against us.


Item 4. Submission of Matters to a Vote of Security Holders

     None.


Item 5. Market for Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     Our stock is traded on the OTCBB. Our trading symbol is "PLBI." The following table sets forth the quarterly high and low bid price per share for our common stock. These bid and asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. Our fiscal year ends on December 31.

COMMON STOCK PRICE RANGE

YEAR  AND  QUARTER      HIGH    LOW
--------------------------------
2005:
-----

First  Quarter          $1.55  $0.37
Second  Quarter         $0.48  $0.32
Third  Quarter          $0.40  $0.20
Fourth  Quarter         $0.34  $0.14


2004:
-----

First  Quarter          $2.45  $0.60
Second  Quarter         $2.30  $0.90
Third  Quarter          $1.15  $0.30
Fourth  Quarter         $2.90  $0.35

-------------------------

     On Apri1 11, 2006, the closing price of our stock was $0.390.

     On April 11, 2006, we had outstanding 14,622,500 shares of common stock.

     On April 11, 2006, we had approximately 92 shareholders of record which includes shares held directly by shareholders and shares beneficially owned by shareholders who have deposited their shares into an account at a broker-dealer. Such deposited shares into a brokerage account are accumulated in a nominee account in the name of Cede, Inc. Cede, Inc. is the nominee account that most broker-dealers use to deposit shares held in the name of the broker-dealer. Cede, Inc. is counted as one record shareholder, even though it could represent many beneficial shareholders who have deposited their shares into an account at a broker-dealer.

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

Item 6. Management's Discussion and Analysis


FORWARD-LOOKING STATEMENT

     Certain statements contained herein, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to the forward-looking statements contained herein, the following forward-looking factors could cause our future results to differ materially our forward-looking statements: competition, funding, government compliance and market acceptance of our products.

INTRODUCTION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing elsewhere herein. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the USA., which contemplate our continuation as a going concern.

     We have incurred net losses of $981,674 in 2005 and $965,840 in 2004. We had a working capital deficit of $871,723 at December 31, 2005 and $203,900 at December 31, 2004. Loans from our president were required to fund operations.

     Our independent auditors made a going concern qualification in their report dated March 29, 2006, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

     We are located in Alameda, California. Our business consists of the sales and marketing of the industrial, environmental and residential systems throughout the U.S.A. which alter the properties of water to produce functional water. We act as an exclusive importer and master distributor of these products to various companies in which uses for the product range from food processing to retail water sales. We are working towards raising funds to expand our marketing and revenues. We have spent considerable time negotiating with several overseas corporations for the co-development of enhanced antioxidant beverages for distribution into the overseas markets. In addition, we are working with Canadian businesses to identify markets for various disinfection applications of functional water, pending government approval. We are working on agricultural applications of functional water. We are working on packaging for a spray-on application of function water for pathogen counter-measures.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

     Our fiscal year end is December 31.

     We have a joint research and development program with Weber Farms located in Washington State. Weber Farms is family-owned with a long history of raising and marketing quality potatoes, wheat and corn. In 1979, Weber Farms built a fresh pack potato warehouse to ensure better quality and more oversight of the marketing of open potatoes both to domestic and foreign markets. In 1997, a state-of- the-art potato storage facility capable of storing 50,000 tons was built. End uses of Weber Farm potatoes are generally in the areas of boxed and bagged potatoes for retail stores, hash browns, French fires and other retail-type products. We will work together in various areas where Proton's electrolyzed water, with its unique efficacies, can be integrated into potato production and post-harvesting processes. Understanding that Proton's water brings about certain potato maintenance efficacies, environmental and worker safety, on-site production abilities and cost efficiencies, both parties are looking forward to a mutually rewarding relationship.

RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 2005 AND 2004.

     We had revenue of $328,200 for the year ended December 31, 2005 Compared to revenue of $379,989 for the year ended December 31, 2004 This was a decrease of 13%.

     We had a net loss $981,674 for the year ended December 31, 2005 compared to a net loss of $965,840 for the year ended December 31, 2005. This increase in net loss was due primarily to an increase in interest cost.

     Cash used by operating activities was $250,646 for the year ended December 31, 2005 compared to cash used by operating activities of $323,722 for the year ended December 31, 2004. This decrease in cash used by operating activities was due primarily to a decrease in cost of stock issued as compensation.

LIQUIDITY

     As of December 31, 2005, we had cash on hand of $1,384. Our growth is dependent on attaining profit from our operations and our raising of additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products to generate a profit.

     During 2005, two of our shareholders advanced us an aggregate of $54,142. These advances bear interest at 7% with principal and accrued interest. At December 31, 2005, we owed the two shareholders an aggregate of $316,142, compared to December 31, 2004 when we owed the two shareholders an aggregate of $262,000. These amounts include loans made to us by them prior to 2005.

     At December 31, 2005 and 2004, the accrued interest relating to stockholder loans was $37,154 at December 31, 2005 and $15,946 at December 31, 2004.

     During 2005, we accrued $60,000 as salaries payable to our majority shareholders resulting in $135,091 of salaries payable at December 31, 2005. This accrual includes salary accruals that we made prior to 2005.

     In March 2005, we issued a note payable in the amount of $164,000. The note was originally due in May 2005 and has been extended through May 31, 2006 and is secured by inventory. The original terms of the loan provided for an interest payment of $28,500 or 106% per annum. When the note was extended in May 2005, the interest rate was amended to 30%. In October 2005, we obtained an additional $4,500 from the same lender under the same terms. At December 31, 2005, the outstanding balance of the note was $168,500 and $60,421 of interest had been accrued. In addition, we issued 47,500 shares of common stock as additional consideration for the loan which was recorded as a $27,075 loan cost and was amortized over the original term of the note. The lender is Gary Taylor who is our President.

     In June 2005, we entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay us 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. Through December 31, 2005, Mitachi had paid to us 6,000,000 Yen (US $52,506) in connection with this agreement. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

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


Item 7. Financial Statements


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

     Our management is responsible for establishing and maintaining adequate control over our financial reporting.

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

Item 8B. Other Information

     None.


Item 9. Directors and Executive Officers of the Registrant, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


EXECUTIVE OFFICERS AND DIRECTORS

Name                      Age                    Position
---------------------------------------------------------------------------------
Edward Alexander           54  Director, Chief Executive Officer,
                               Chief Financial Officer, and Secretary

Michael Fintan Ledwith     63  Director, Member of the Audit Committee

Gary Taylor                56  Director  and  President

     Edward Alexander has been our Chairman, a Director, Chief Executive Officer, Chief Financial Officer, and Secretary since 2002. He had been the owner and president of Proton Laboratories, LLC from January, 2001 until its merger with us. Proton Laboratories, LLC introduced an electrolytic water separation technology that has many uses in industry, product formulations and consumer products. From January 1997 to July 1998, Mr. Alexander served as owner and president of Advanced H2O, LLC. In July 1998, Mr. Alexander formed Advanced H2O, Inc. to specialize in bottled water production. Mr. Alexander continues to serve as a consultant to Advanced H2O, Inc. Prior to 1997, Mr. Alexander served as General Manager for Tomoe Incorporated and held various positions with various divisions of the U.S. Navy Resale System. In February 2002, the Securities and Exchange Commission accepted a settlement offer from Mr. Alexander and imposed a cease and desist order against Mr. Alexander from committing or causing any violation or future violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. This order was imposed in connection with a press release that Mr. Alexander was persuaded to release about Proton Laboratories, LLC by a business associate whom Mr. Alexander trusted at the time.

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

     On June 3, 2005, Gary Taylor was appointed as a Director and President. We granted 131,600 shares of common stock to Mr. Taylor in connection with this appointment. Since 1998, Mr. Taylor has been the CEO of The Moore Company which provides consulting for product distribution and third party logistical services.

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

SHAREHOLDER NOMINEES FOR DIRECTOR AND SHAREHOLDER COMMUNICATIONS WITH DIRECTORS

     The deadline for stockholders to submit proposals to be considered for inclusion in the Proxy Statement for the 2007 Annual Meeting of Stockholders is October 31, 2006. If you have any proposals that you would like to be included in the Proxy Statement for the 2007 Annual Meeting of Stockholders, including nominees for Director, kindly mail them to us. We encourage our shareholders to communicate with our Directors by mail addressed to any Director or to all Directors. Our address is: Proton Laboratories, Inc., 1135 Atlantic Avenue, Suite 101, Alameda, CA, 94501. We will not screen such communications.


Item 10. Executive Compensation


                             Executive Compensation

     The following table sets forth certain information as to our highest paid officers and directors. No other compensation was paid to any such officers or directors other than the compensation set forth below.

                           Annual  Compensation        Long-Term Compensation
                                                             Awards                  Pay-Outs
                                                                    Securities
Name  and                                                Other        Under-
All                                                    Restricted     lying
Principal                                 Annual         Stock       Options      LTIP       Other
Position     Year     Salary   Bonus   Compensation     Award(s)       SARs     Payouts   Compensation
Edward
Alexander
CEO,  CFO

                        $        $          $              $            #           $
             2005(1)   60,000     -0-            -0-           -0-         -0-       -0-           -0-

           2004  (2)   62,400     -0-            -0-           -0-         -0-       -0-           -0-
           2003  (3)   62,400     -0-            -0-           -0-         -0-       -0-           -0-

--------------------------------
(1) Mr. Alexander's services were valued at $60,000 which was recorded as accrued wages.

(2) Mr. Alexander received $2,400 as cash compensation. We determined that the value of his services was $62,400, of which $60,000 was recorded as accrued wages.

(3) Mr. Alexander received $2,400 as cash compensation. We determined that the value of his services was $62,400, of which $45,000 was recorded as additional paid-in capital and $15,000 was recorded as accrued wages.

OUTSTANDING STOCK OPTIONS

     We have not granted any options to purchase common stock and we do not have any outstanding options to purchase common stock.

COMPENSATION OF DIRECTORS

     Our directors do not receive cash compensation for their services as directors or members of committees of the Board of Directors.

EMPLOYEE STOCK OPTION PLANS

     We do not have nay Stock and Stock Option Plan at this time.


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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


     The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of April 11, 2006, by: (i) each person (including any group) known by us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) and our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown. As of April 11, 2006, we had 14,622,500 shares of common stock outstanding.

Name                                  Amount  of  Shares     Class of    Percentage
and  Address                          Beneficially  Owned   Securities    of  Class
------------------------------------------------------------------------------------
Edward  Alexander
1135  Atlantic  Avenue,  Suite  101
Alameda,  CA 94501                              8,224,000  Common Stock          58%

Gary  Taylor
333  S.E.  2ND  AVE.
PORTLAND  OR 97214                                156,400  Common Stock           1%

Michael  Fintan  Ledwith
6610  Churchill  Rd.  SE
Tenino,  WA 98589                                     -0-  Common Stock         -0-%

Executive  Officers
As  A Group(3 Persons)                          8,380,400  Common Stock          59%

     We are not aware of any arrangements that could result in a change of control.

Item 12. Certain Relationships and Related Transactions


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

     In March 2005, we issued a note payable in the amount of $164,000. The note was originally due in May 2005 and has been extended through May 31, 2006 and is secured by inventory. The original terms of the loan provided for an interest payment of $28,500 or 106% per annum. When the note was extended in May 2005, the interest rate was amended to 30%. In October 2005, we obtained an additional $4,500 from the same lender under the same terms. At December 31, 2005, the outstanding balance of the note was $168,500 and $60,421 of interest had been accrued. In addition, we issued 47,500 shares of common stock as additional consideration for the loan which was recorded as a $27,075 loan cost and was amortized over the original term of the note. The lender is Gary Taylor who is our President.

     During the year ended December 31, 2004, Edward Alexander advanced to us the amount of $178,000 in cash. This advance accrues interest at the rate of 7% per annum and is due on various dates through September 2006.

     At December 31, 2005, the aggregate balance we owe on loans from shareholders is $316,142. All of these loans accrues interest at the rate of 7% per annum and are due on various dates through September 2006. At December 31, 2005, the aggregate accrued interest on these loans was $37,154.

     During 2005, two of our shareholders advanced us an aggregate of $54,142. These advances bear interest at 7% with principal and accrued interest.

     During 2004, we obtained, through a sublicense from Edward Alexander, at no cost to us, the North American rights to manufacture and distribute an electrolyzed water-based antioxidant dietary supplement developed by MIZ Corporation, a Japanese company specializing in advanced uses of electrolyzed water. We plan to sell this product to the fitness, sports and wellness markets.


Item 13. Exhibits


Exhibit Number  Exhibit  Description
---------------------------------------------------------------------

31.1            Certification  pursuant  to  Section  13a-14  of  CEO

31.2            Certification  pursuant  to  Section  13a-14  of  CFO

32.1            Certification  pursuant  to  Section  1350  of  CEO

32.2            Certification  pursuant  to  Section  1350  of  CFO


Item 14. Principal Accountant Fees and Services

OUR  INDEPENDENT  ACCOUNTANT

     In 2005, our Board of Directors selected as our independent accountant the CPA firm of Hansen, Barnett & Maxwell, a Professional Corporation ("HBM") of Salt Lake City, Utah. HBM audited our financial statements for the years ended December 31, 2005 and 2004. Our Audit Committee approved 100% of the work of HBM.

1.   AUDIT FEES

     For the two years ended December 31, 2005 and 2004, HBM billed us the aggregate amount of $24,096 and $14,458, respectively, for professional services rendered for their audits of our annual financial statements for those years and their reviews of our quarterly financial statements for those years. We were not billed for professional services from any other accounting firm for audits or reviews done in 2005 and 2004.

2.   AUDIT-RELATED FEES

     For the two years ended December 31, 2005 and 2004, we were billed $5,029 and $1,073, respectively, by HBM for audit-related fees.

3.   TAX FEES

     For the two years ended December 31, 2005 and 2004, we were not billed by HBM for any tax fees.

4.   ALL OTHER FEES

     For the two years ended December 31, 2005 and 2004, we were not billed by HBM for any other professional services.

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

6.   AUDITOR'S TIME ON TASK

     At least 50% of the work expended by HBM on our 2005 audit was attributed to work performed by HBM's full-time, permanent employee

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this FORM 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized in Alameda, California.


                                PROTON  LABORATORIES,  INC.


April  13,  2006           By:  /s/  Edward  Alexander
                                Edward  Alexander
                                Director, Chief Executive Officer, President and
                                Chief  Financial  Officer


     In accordance with the Exchange Act, this FORM 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April  13,  2006           By:  /s/  Edward  Alexander
                                Edward  Alexander
                                Director,  Chief  Executive  Officer  and
                                Chief  Financial  Officer


April  13,  2006           By:  /s/  Michael  Fintan  Ledwith
                                Michael  Fintan  Ledwith
                                Director


April  13,  2006           By:  /s/  Gary  Taylor
                                Gary  Taylor
                                Director  and  President

                            PROTON LABORATORIES, INC.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                      AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004




                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                                     PROTON LABORATORIES, INC.
                                        TABLE OF CONTENTS

                                                                                            PAGE
Report of Independent Registered Public Accounting Firm                                      F-2

Consolidated Balance Sheets - December 31, 2005 and 2004                                     F-3

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004         F-4

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2004
    and 2005                                                                                 F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004         F-6

Notes to Consolidated Financial Statements                                                   F-7

  HANSEN, BARNETT & MAXWELL
 A Professional Corporation                   REGISTERED WITH THE PUBLIC COMPANY
CERTIFIED PUBLIC ACCOUNTANTS                      ACCOUNTING OVERSIGHT BOARD
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128                          [GRAPHIC OMITTED]
    Phone: (801) 532-2200                          an independent member of
     Fax: (801) 532-7944                                  BAKER TILLY
       www.hbmcpas.com                                   INTERNATIONAL


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Stockholders
Proton Laboratories, Inc. and subsidiaries

We have audited the consolidated balance sheets of Proton Laboratories, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proton Laboratories as of December 31, 2005 and 2004, and the results of their consolidated operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


                                                  HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 29, 2006

                                   PROTON LABORATORIES, INC
                                 CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 2005 AND 2004

                                                                          2005          2004
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                               $     1,384   $    14,412
Accounts receivable, less allowance for doubtful accounts of
  $16,522 and $16,522, respectively                                     21,927        10,633
Inventory                                                               32,861        34,097
---------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                  56,172        59,142
---------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                  19,709        18,438
Equipment and machinery                                                161,833        95,039
Leasehold improvements                                                  11,323        10,995
Deposit on equipment                                                         -        64,500
Accumulated depreciation                                               (45,820)      (19,160)
---------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                           147,045       169,812
---------------------------------------------------------------------------------------------
DEPOSITS                                                                 6,131         5,000
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $   209,348   $   233,954
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                   $   168,378   $   134,780
Accrued expenses                                                       252,769       110,562
Deferred revenue                                                        52,506             -
Preferred dividends payable                                              9,600         3,200
Stockholder loans, current portion                                     444,642        84,000
---------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                            927,895       332,542
---------------------------------------------------------------------------------------------
STOCKHOLDER LOANS, NET OF CURRENT PORTION                               40,000       178,000
---------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 issued and outstanding,
  liquidation preference of $80,000.                                    80,000        80,000
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                      -             -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 14,270,100 and 12,975,000 shares issued and
  outstanding, respectively                                              1,429         1,299
Additional paid in capital                                           1,856,601     1,350,616
Accumulated deficit                                                 (2,696,577)   (1,708,503)
---------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                                         (758,547)     (276,588)
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   209,348   $   233,954
---------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                                  PROTON LABORATORIES, INC
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                        2005          2004
-------------------------------------------------------------------------------------------
SALES                                                            $   328,200   $   379,989

COST OF GOODS SOLD                                                   246,630       263,395
-------------------------------------------------------------------------------------------

GROSS PROFIT                                                          81,570       116,594
-------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including
  equity-based expenses of $459,040 and $618,349, respectively)      954,834     1,065,595
-------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                (873,264)     (949,001)
-------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
Loss on disposal of property and equipment                                 -        (1,648)
Interest income                                                          186            20
Interest expense                                                    (108,596)      (15,211)
-------------------------------------------------------------------------------------------
  NET OTHER EXPENSE                                                 (108,410)      (16,839)
-------------------------------------------------------------------------------------------

    NET LOSS                                                        (981,674)     (965,840)

PREFERRED STOCK DIVIDEND                                              (6,400)       (3,200)
-------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                           $  (988,074)  $  (969,040)
-------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                                   $     (0.07)  $     (0.08)
-------------------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                              13,720,209    11,525,510
-------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                              PROTON LABORATORIES, INC
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

                                            PREFERRED STOCK       COMMON STOCK     ADDITIONAL
                                            ---------------  --------------------   PAID IN     ACCUMULATED
                                            SHARES  AMOUNT      SHARES    AMOUNT    CAPITAL      DEFICIT       TOTAL
-----------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003                      -        -   11,250,000    1,126     536,440     (739,463)   (201,897)
-----------------------------------------------------------------------------------------------------------------------
Sale of preferred stock                      8,000   80,000            -        -           -            -      80,000
Issuance of shares for legal services            -        -      100,000       10      39,990            -      40,000
Issuance of shares for consulting services       -        -    1,345,000      135     578,214            -     578,349
Issuance of common stock for cash                -        -      280,000       28     195,972            -     196,000
Dividends accrued                                -        -            -        -           -       (3,200)     (3,200)
Net loss for the period                          -        -            -        -           -     (965,840)   (965,840)
-----------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2004                  8,000   80,000   12,975,000    1,299   1,350,616   (1,708,503)   (276,588)
Issuance of shares for interest expense          -        -       47,500        5      27,070            -      27,075
Issuance of shares to director                   -        -      131,600       13      52,627            -      52,640
Issuance of shares for consulting services       -        -    1,016,000      102     406,298            -     406,400
Issuance of shares for cash                      -        -      100,000       10      19,990            -      20,000
Dividends accrued                                -        -            -        -           -       (6,400)     (6,400)
Net loss for the period                          -        -            -        -           -     (981,674)   (981,674)
-----------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2005                  8,000  $80,000   14,270,100  $ 1,429 $ 1,856,601  $(2,696,577)  $(758,547)
-----------------------------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these consolidated financial statements.

                            PROTON LABORATORIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                   2005        2004
----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
----------------------------------------------------------------------
Net loss                                        $(981,674)  $(965,840)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                     26,660       9,814
  Bad debt expense                                      -       6,430
  Loss on disposal of property and equipment            -       1,648
  Common stock issued for services                459,040     618,349
  Amortization of loan costs                       27,075           -
  Changes in operating assets and liabilities
    Accounts receivable                           (11,294)      7,520
    Inventory                                       1,236     (33,674)
    Deffered revenue                               52,506           -
    Accounts payable                               33,598     (62,796)
    Accrued expenses                              142,207      94,827
----------------------------------------------------------------------
  NET CASH FROM OPERATING ACTIVITIES             (250,646)   (323,722)
----------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Refund of deposit                                   5,000           -
Cash paid for deposit                              (6,131)          -
Purchases of property and equipment                (3,893)   (120,289)
----------------------------------------------------------------------
  NET CASH FROM INVESTING ACTIVITIES               (5,024)   (120,289)
----------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                 20,000     196,000
Proceeds from sale of preferred stock                   -      80,000
Proceeds from stockholder loans                   222,642     178,000
----------------------------------------------------------------------
  NET CASH FROM FINANCING ACTIVITIES              242,642     454,000
----------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH                   (13,028)      9,989
CASH AT BEGINNING OF PERIOD                        14,412       4,423
----------------------------------------------------------------------
CASH AT END OF PERIOD                           $   1,384   $  14,412
----------------------------------------------------------------------


NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of inventory to equipment              $  64,500   $  27,377
Issuance of common stock for loan costs         $  27,075   $       -
Accrual of preferred stock dividends            $   6,400   $       -

    The accompanying notes are an integral part of these consolidated financial statements.

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

CONSOLIDATION POLICY - The accompanying consolidated financial statements reflect the financial position of and operations for Proton as of and for the years ended December 31, 2005 and 2004. All significant intercompany transactions have been eliminated in consolidation.

NATURE  OF  OPERATIONS  -  The  Company's  operations  are  located  in Alameda,
California. The core business of the Company consists of the sale and marketing of the Company's industrial, environmental and residential systems throughout the United States of America which alter the properties of water to produce functional water. The Company acts as an exclusive importer and master distributor of these products to various companies in which uses for the product range from food processing to retail water sales. Additionally, the Company formulates intellectual properties under licensing agreements, supplies consumer products, consults on projects utilizing functional water, facilitates between manufacturer and industry and acts as educators on the benefits of functional water.

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

BUSINESS CONDITION - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $981,674 and $965,840 for the years ended December 31, 2005 and 2004, respectively. The Company had a working capital deficit of $871,723 and $203,900 at December 31, 2005 and 2004, respectively.

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

Loans from the Company's shareholders were required to fund operations. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is working towards raising public funds to expand its marketing and revenues. The Company has spent considerable time in contracting with several major overseas corporations for the co-development of enhanced antioxidant beverages for distribution into the domestic and overseas markets. In addition, the Company is working with its Canadian business associates to identify institutional businesses to market various disinfection applications based upon functional water, in some cases, pending government approval.

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

PROPERTY AND EQUIPMENT - Equipment, and furniture and fixtures are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 3 to 7 years. Depreciation expense for the years ended December 31, 2005 and 2004, was $26,660 and $9,814, respectively. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations.

Long-lived assets are reviewed for impairment yearly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, no impairment was considered necessary during the years ended December 31, 2005 or 2004.

INCOME TAXES - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. That will result in taxable or deductible amounts in future years when the reported

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

amounts of the assets or liabilities are recovered. These deferred tax assets and or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances and adjustments are provided as necessary.

ADVERTISING - The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense for the year ended December 31, 2005 and 2004 was $2,055 and $10,776, respectively.

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

NEW ACCOUNTING STANDARDS - In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which is an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production facilities. SFAS No. 151 will be effective for the Company beginning January 1, 2006 and resulting adjustments will be made on prospective basis. The Company does not anticipate that the adoption of this standard will have a significant impact on its business, results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25) and requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the Company's financial statements. This new standard is effective for interim and annual periods beginning after June 15, 2005. The Company has evaluated SFAS No. 123 as revised and intends to implement it for any future issuance of stock to employees.

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

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle or when an accounting pronouncement does not include specific transition provisions and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Company implemented this standard on January 1, 2006 and will not have a material impact to the company.

Reclassifications - The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation. These reclassifications had no effect on net income.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

Stockholder  loans  as of December 31, 2005 and 2004 consisted of the following:

                                                                           2005      2004
-----------------------------------------------------------------------------------------
Note payable to president; principal and interest due May 2006;
  interest is accrued at 30% per annum; secured by inventory           $168,500  $      -

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                             84,000    84,000

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                            125,000   125,000

Note payable to CEO and majority shareholder; principal and
  interest due April 2006; interest is accrued at 7% per annum;
  unsecured.                                                             40,000    40,000

Note payable to CEO and majority shareholder; principal and
  interest due September 2006; interest is accrued at 7% per annum;
  unsecured.                                                             13,000    13,000

Note payable to CEO and majority shareholder; principal and
  interest due September 2007; interest is accrued at 7% per annum;
  unsecured.                                                             14,142         -

Note payable to shareholder; principal and interest due January 2007;
  interest is accrued at 7% per annum; unsecured.                        40,000         -
-----------------------------------------------------------------------------------------

  TOTAL STOCKHOLDER LOANS                                               484,642   262,000

  Less: Current Portion                                                 444,642    84,000
-----------------------------------------------------------------------------------------


  TOTAL STOCKHOLDER LOANS - LONG TERM                                  $ 40,000  $178,000
-----------------------------------------------------------------------------------------

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

The following table shows the schedule of principal payments under shareholder loans as of December 31, 2005:

          YEAR ENDING DECEMBER 31,  PAYMENTS
          -------------------------  ---------
                   2006             $  444,642
                   2007                 40,000
                                     ---------
                                    $  484,642
                                     =========

The note payable to the president was issued in March 2005 in the amount of $164,000 and was originally due in May 2005. During 2005, the due date was extended to May 2006. The original terms of the loan provided for an interest payment of $28,500 or 106% per annum. The interest rate for the extension period is 30% on the original principal balance. In October 2005, the Company obtained an additional $4,500 from the same lender under the same terms. In addition, the Company issued the lender 47,500 shares of common stock, which was recorded as a $27,075 loan cost and was amortized over the original term of the note.

At December 31, 2005 and 2004, the accrued interest relating to stockholder loans was $97,575 and $15,946, respectively

During the years ended December 31, 2005 and 2004, the Company accrued $60,000 as salaries payable to the Company's CEO, resulting in $135,091 and $75,091 of salaries payable at December 31, 2005 and 2004, respectively.

NOTE  4  -  INCOME  TAXES

There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset at December 31, 2005 and 2004 are as follows:

                                    2005        2004
=======================================================
Net operating loss carryforward  $ 654,778   $ 416,124
Bad debt reserve                     6,381       6,381
Accrued salaries                    52,172      29,000
Less: valuation allowance         (713,331)   (451,505)
-------------------------------------------------------
NET DEFERRED TAX ASSET           $       -   $       -
=======================================================

For tax reporting purposes, the Company has net operating loss carry forwards in the amount of $1,888,518 which will begin expiring in 2022.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2005 and 2004:

                                                  2005        2004
=====================================================================
Benefit at statutory rate                      $(231,769)  $(328,836)
Non-deductible expenses                            1,436       2,589
Change in valuation allowance                    261,826     370,419
State tax benefit, nete of federal tax effect    (31,493)    (44,622)
---------------------------------------------------------------------
NET BENEFIT FROM INCOME TAXES                  $       -   $       -
=====================================================================

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE  5  -  PREFERRED  STOCK

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

During July 2004, the Company issued 8,000 shares of preferred stock for $80,000. At December 31, 2005 and 2004, dividends payable was $9,600 and $3,200, respectively.

NOTE  6  -  COMMON  STOCK

During the year ended December 31, 2005, the Company issued 131,600 shares of its common stock to a director for compensation of services. The shares were valued at $52,640 based on the market value of the Company's stock on the date of issuance.

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

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE  7  -  COMMITMENTS

PRODUCTION AGREEMENT - In June 2005, the Company entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay the Company 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. As of December 31, 2005, Mitachi had paid 6,000,000 Yen, or $52,506, for the above mentioned distribution rights. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

EQUITY LINE - In November 2005, the Company entered into an equity line agreement with a private investor (the "Equity Line Investor"). Under the equity line, the Company had the right to draw up to $10,000,000 from the Equity Line Investor. The Company was entitled to draw funds and to "put" to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw.

For the year ended December 31, 2005, the Company had not drawn funds under the equity line. The Company has paid the Equity Line Investor $10,000 as a documentation fee for the equity line, which is to be netted against funds drawn. Due to no funds being drawn and the Company's intentions to not draw on the equity line, this documentation fee has been expensed during the year ended December 31, 2005.

OPERATING LEASES - The Company currently leases office and storage space from a third party. On July 1, 2005, the Company entered into a lease agreement to pay monthly lease payments of $6,131 until June 30, 2006 and $6,335 from July 1, 2006 through June 30, 2007.

Future minimum lease payments under operating lease obligations as of December 31, 2005, were as follows:

          Year Ending December 31,
                    2006                      $ 74,796
                    2007                        38,010
          --------------------------------------------
                   Total                      $112,806
          --------------------------------------------

Rent expense for the years ended December 31, 2005 and 2004 was $45,649 and $33,678, respectively.

MAJOR CUSTOMER - During the year ended December 31, 2005, sales to five customers accounted for 39% of total sales. As of December 31, 2005, $4,573 was due from these customers. During the year ended December 31, 2004, sales to three customers accounted for 37% of total sales. As of December 31, 2004, there were no amounts due from these customers.

MAJOR VENDOR - During the year ended December 31, 2005, purchases from four vendors accounted for 96% of total inventory purchases. As of December 31, 2005, amounts due to these vendors accounted for 35% of accounts payable. During the year ended December 31, 2004, purchases from three vendors accounted for 96% of total inventory purchases. As of December 31, 2004, amounts due to these vendors accounted for 54% of accounts payable.

NOTE  8  -  SUBSEQUENT  EVENT

In March 2006 the Company issued 352,400 shares of common stock for payment of legal fees. The value of the shares issued was $81,052, based on a market price on date of issuance of $0.23. $40,526 of this amount is related to services rendered during the year ended December 31, 2005 and is included as part of accounts payable in the accompanying financial statements.