Form 10QSB
period 2006-03-31
PROTON LABORATORIES INC
filed 2006-05-18
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2006

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

     Indicate by check whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ]     [X] No

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

                                                                       PAGE
Condensed Consolidated Balance Sheets - March 31, 2006 and
  December 31, 2005 (Unaudited)                                        F-1

Condensed Consolidated Statements of Operations for the three
  months ended March 31, 2006 and 2005 (Unaudited)                     F-2

Condensed Consolidated Statements of Cash Flows for the three months
  ended March 31, 2006 and 2005 (Unaudited)                            F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)       F-4

                                     PROTON LABORATORIES, INC
                        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       MARCH 31,     DECEMBER 31,
                                                                           2006            2005
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                 $     1,399   $       1,384
Accounts receivable, less allowance for doubtful accounts of
  $16,522 and $16,522, respectively                                       13,608          21,927
Inventory                                                                 28,722          32,861
-------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                    43,729          56,172
-------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                    19,709          19,709
Equipment and machinery                                                  161,833         161,833
Leasehold improvements                                                    11,323          11,323
  Accumulated depreciation                                               (53,469)        (45,820)
-------------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                             139,396         147,045
-------------------------------------------------------------------------------------------------
DEPOSITS                                                                   6,131           6,131
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $   189,256   $     209,348
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                     $    99,208   $     168,378
Accrued expenses                                                         286,055         252,769
Deferred revenue                                                          52,506          52,506
Preferred dividends payable                                               11,200           9,600
Stockholder loans, current portion                                       490,500         444,642
-------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                              939,469         927,895
-------------------------------------------------------------------------------------------------
STOCKHOLDER LOANS, NET OF CURRENT PORTION                                 67,994          40,000
-------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and outstanding;
  liquidation preference of $80,000                                       80,000          80,000
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                        -               -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 14,622,500 and 14,270,100 shares issued and
  outstanding, respectively                                                1,464           1,429
Additional paid in capital                                             1,937,618       1,856,601
Accumulated deficit                                                   (2,837,289)     (2,696,577)
-------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                                           (818,207)       (758,547)
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   189,256   $     209,348
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              PROTON LABORATORIES, INC
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,                             2006          2005
------------------------------------------------------------------------------------
SALES                                                     $    50,922   $    94,189

COST OF GOODS SOLD                                             44,292        67,363
------------------------------------------------------------------------------------

GROSS PROFIT                                                    6,630        26,826
------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including
  equity-based expenses of $40,526 and $0, respectively)      128,030       115,494
------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                         (121,400)      (88,668)
------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
Interest income                                                    25            59
Interest expense                                              (17,737)      (23,584)
------------------------------------------------------------------------------------
  NET OTHER EXPENSE                                           (17,712)      (23,525)
------------------------------------------------------------------------------------

    NET LOSS                                                 (139,112)     (112,193)

PREFERRED STOCK DIVIDEND                                       (1,600)       (1,600)
------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                    $  (140,712)  $  (113,793)
------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                            $     (0.01)  $     (0.01)
------------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                       14,337,412    12,985,674
------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,                      2006        2005
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(139,112)  $(112,193)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                           7,649       5,399
  Loss on disposal of property and equipment                 -         181
  Common stock issued for services                      40,526           -
  Amortization of loan costs                                 -       9,025
  Changes in operating assets and liabilities
    Accounts receivable                                  8,319     (15,056)
    Inventory                                            4,139     (74,410)
    Deposits                                                 -       5,000
    Accounts payable                                   (28,644)    (34,666)
    Accrued expenses                                    33,286      30,668
---------------------------------------------------------------------------

  NET CASH FROM OPERATING ACTIVITIES                   (73,837)   (186,052)
---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                          -        (327)
---------------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                         -        (327)
---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans                         73,852     204,000
---------------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES                    73,852     204,000
---------------------------------------------------------------------------

NET INCREASE IN CASH                                        15      17,621

CASH AT BEGINNING OF PERIOD                              1,384      14,412
---------------------------------------------------------------------------

CASH AT END OF PERIOD                                $   1,399   $  32,033
---------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued legal services  $  40,526   $       -
Accrual of preferred stock dividends                 $   1,600   $   1,600
Transfer of deposit to property and equipment        $       -   $  64,500
Issuance of common stock loan costs                  $       -   $  27,075

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

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2005 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred losses applicable to common shareholders of $140,712 for the three months ended March 31, 2006. The Company had a working capital deficit of $895,740, and $871,723 at March 31, 2006 and December 31, 2005,
respectively.  Loans  were  required  to  fund  operations.

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

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

Stockholder loans as of March 31, 2006 and December 31, 2005 consist of the following:

                                                                         2006      2005
-----------------------------------------------------------------------------------------
Note payable to President; principal and interest due May 2006;
  interest is accrued at 30% per annum; secured by inventory           $164,000  $168,500

Note payable to President; principal and interest due June 2006;
  interest is accrued at 7% per annum; unsecured                         24,500         -

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                             84,000    84,000

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                            125,000   125,000

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                             40,000    40,000

Note payable to CEO and majority shareholder; principal and
  interest due September 2006; interest is accrued at 7% per annum;
  unsecured.                                                             13,000    13,000

Note payable to CEO and majority shareholder; principal and
  interest due September 2007; interest is accrued at 7% per annum;
  unsecured.                                                              8,642    14,142


Note payable to shareholder; principal and interest due January 2007;
  interest is accrued at 7% per annum; unsecured.                        40,000    40,000

Notes payable to President and CEO; principal and interest due
  March 2008; interest is accrued at 7% per annum; unsecured.            59,352         -
-----------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOANS                                             558,494   484,642

    Less: Current Portion                                               490,500   444,642
-----------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOANS - LONG TERM                                $ 67,994  $ 40,000
-----------------------------------------------------------------------------------------

During the three months ended March 31, 2006, two shareholders advanced the Company $73,852. These advances bear interest at 7% with principal and accrued interest due June 2006 and February 2008.

At March 31, 2006 and December 31, 2005, the Company had accrued interest relating to shareholder loans of $115,068 and $97,331, respectively.

During the three months ended March 31, 2006, the Company accrued $15,000 as salaries payable to the company's CEO, resulting in $170,987 of salaries payable at March 31, 2006.

NOTE  4  -  COMMON  STOCK

In March 2006 the Company issued 352,400 shares of common stock for payment of legal fees. The value of the shares issued was $81,052, based on a market price on date of issuance of $0.23. $40,526 of this amount is related to services rendered during the year ended December 31, 2005.

NOTE  5  -  COMMITMENTS

PRODUCTION AGREEMENT - In June 2005, the Company entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay the Company 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. As of March 31, 2006, Mitachi had paid 6,000,000 Yen, or $52,506, for the above mentioned distribution rights. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

EQUITY LINE - In November 2005, the Company entered into an equity line agreement with a private investor (the "Equity Line Investor"). Under the equity line, the Company had the right to draw up to $10,000,000 from the Equity Line Investor. The Company was entitled to draw funds and to "put" to the Equity Line Investor shares of the Company's common stock in lieu of repayment of the draw. As of March 31, 2006, the Company had not drawn funds under the equity line.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

INTRODUCTION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the accompanying notes thereto for the year ended December 31, 2005 which appear in our Form 10-KSB for the year then ended, and our unaudited financial statements for the quarter ended March 31, 2006 and the accompanying notes thereto and the other financial information appearing elsewhere herein. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the USA, which contemplate our continuation as a going concern.

     We incurred a net losses of $139,112 for the three months ended March 31, 2006 and a net loss of $112,193 for the quarter ended March 31, 2005. We had a working capital deficit of $895,740 at March 31, 2006, and a working capital deficit of $871,723 at March 31, 2005. Loans from our president were required to fund operations.

     Our independent auditors made a going concern qualification in their report dated March 29, 2006, which raises substantial doubt about our ability to continue as a going concern. The financial statements herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

     We formulate intellectual properties under licensing agreements, supply consumer products, consult on projects utilizing functional water, facilitate usage, uses and users of functional water between manufacturer and industry and act as educators on the benefits of functional water. Our business has been focused on marketing functional water equipment and systems. Alkaline-concentrated functional water may have health-beneficial properties and may be used for drinking and cooking purposes. Acidic-concentrated functional water may be used as a topical, astringent medium.

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

     Our fiscal year end is December 31.

     We have a joint research and development program with Weber Farms located in Washington State. Weber Farms is family-owned with a long history of raising and marketing quality potatoes, wheat and corn. In 1979, Weber Farms built a fresh pack potato warehouse to ensure better quality and more oversight of the marketing of open potatoes both to domestic and foreign markets. In 1997, a state-of- the-art potato storage facility capable of storing 50,000 tons was built. End uses of Weber Farm potatoes are generally in the areas of boxed and bagged potatoes for retail stores, hash browns, French fries and other retail-type products. We will work together in various areas where Proton's electrolyzed water, with its unique efficacies, can be integrated into potato production and post-harvesting processes. Understanding that Proton's water brings about certain potato maintenance efficacies, environmental and worker safety, on-site production abilities and cost efficiencies, both parties are looking forward to a mutually rewarding relationship.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2006 AND 2005.

     We had revenue of $50,922 for the for the three months ended March 31, 2006 Compared to revenue of $94,189 for the for the three months ended March 31, 2005. This was a revenue decrease of $43,267 or 45.9%.

     We had a net loss $139,112 for the for the three months ended March 31, 2006 compared to a net loss of $112,193 for the for the three months ended March 31, 2005.

     Cash used by operating activities was $73,837 for the for the three months ended March 31, 2006 compared to cash used by operating activities of $186,052 for the for the three months ended March 31, 2005. This decrease in cash used by operating activities was due primarily to a decrease in inventory and an increase in accrued expenses.

LIQUIDITY

     At March 31, 2006, we had cash on hand of $1,399. Our growth is dependent on our attaining profit from our operations and our raising of additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products to generate a profit.

     During the three months ended March 31, 2006, both our President and CEO advanced us an aggregate of $73,852. These advances bear interest at 7% with principal and accrued interest due in March 2008. At March 31, 2006, we owed the these two individuals an aggregate of $558,494, compared to March 31, 2005 when we owed these two individuals an aggregate of $466,000. These amounts include loans made to us by them prior to 2005.

     At March 31, 2006, the accrued interest relating to stockholder loans was $115,068 and at March 31, 2005, the accrued interest relating to stockholder loans was $30,505.

     During the three months ended March 31, 2006, we accrued $15,000 as salaries payable, resulting in $170,987 of salaries payable at March 31, 2006. This accrual includes salary accruals that we made prior to 2005.

     In March 2005, we issued a note payable to our current President in the amount of $164,000. The note was originally due in May 2005 and has been extended through May 31, 2006 and is secured by inventory. The original terms of the loan provided for an interest payment of $28,500 or 106% per annum. When the note was extended in May 2005, the interest rate was amended to 30%. At March 31, 2006, the outstanding balance of the note was $164,000 and $72,308 of interest had been accrued. In addition, we issued 47,500 shares of common stock as additional consideration for the loan which was recorded as a $27,075 loan cost and was amortized over the original term of the note. During October 2005 and March 2006, we obtained an additional $24,500 from the same lender, which amounts are due June 1, 2006 and accrue interest at 7% per annum.

     In June 2005, we entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay us 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. Through March 31, 2006, Mitachi had paid to us 6,000,000 Yen (US $52,506) in connection with this agreement. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

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

     None.


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES.

     None.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     In March 2005, we issued a note payable to our current President in the amount of $164,000. The note was originally due in May 2005 and has been extended through May 31, 2006 and is secured by inventory. The original terms of the loan provided for an interest payment of $28,500 or 106% per annum. When the note was extended in May 2005, the interest rate was amended to 30%. At March 31, 2006, the outstanding balance of the note was $164,000 and $72,308 of interest had been accrued.


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


                                          PROTON LABORATORIES, INC.


May 16, 2006
                                          By: /s/ Edward Alexander
                                          Edward Alexander
                                          Director, Chief Executive Officer, and
                                          Chief Financial Officer