Form 10QSB
period 2006-06-30
PROTON LABORATORIES INC
filed 2006-08-21
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2006

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

     On August 18, 2006 the registrant had outstanding 18,759,261 shares of Common Stock, $0.0001 par value per share. Some of these shares have not been certificated yet.

     Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.

                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS

                                                                         PAGE
Condensed Consolidated Balance Sheets - June 30, 2006 and
  December 31, 2005 (Unaudited)                                          F-1

Condensed Consolidated Statements of Operations for the three
  and six months ended June 30, 2006 and 2005 (Unaudited)                F-2

Condensed Consolidated Statements of Cash Flows for the six months
  ended June 30, 2006 and 2005 (Unaudited)                               F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)         F-4

                                      PROTON LABORATORIES, INC
                         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                           JUNE 30,    DECEMBER 31,
                                                                               2006            2005
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                   $    29,270   $       1,384
Accounts receivable, less allowance for doubtful accounts of $16,522        15,021          21,927
Inventory                                                                   36,549          32,861
---------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                      80,840          56,172
---------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                      19,709          19,709
Equipment and machinery                                                    161,833         161,833
Leasehold improvements                                                      11,323          11,323
Less:  accumulated depreciation                                            (61,423)        (45,820)
---------------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                               131,442         147,045
---------------------------------------------------------------------------------------------------
DEPOSITS                                                                     6,131           6,131
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $   218,413   $     209,348
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                       $    94,701   $     168,378
Accrued expenses                                                           317,040         252,769
Deferred revenue                                                            52,506          52,506
Preferred dividends payable                                                 12,800           9,600
Stockholder loans, current portion                                         282,000         444,642
---------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                759,047         927,895
---------------------------------------------------------------------------------------------------
STOCKHOLDER LOANS, NET OF CURRENT PORTION                                    8,642          40,000
---------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and outstanding;
  liquidation preference of $80,000                                         80,000          80,000
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                          -               -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 16,632,550 and 14,270,100 shares issued and
  outstanding, respectively                                                  1,665           1,429
Additional paid in capital                                               2,339,376       1,856,601
Accumulated deficit                                                     (2,970,317)     (2,696,577)
---------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                                             (549,276)       (758,547)
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $   218,413   $     209,348
---------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           PROTON LABORATORIES, INC
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED       FOR THE SIX  MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                -------------------------------  -----------------------------
                                                     2006             2005           2006            2005
-------------------------------------------------------------------------------  -----------------------------
SALES                                           $       33,639   $      63,521   $     84,561   $     157,710

COST OF GOODS SOLD                                      26,187          33,499         70,479         100,862
--------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                             7,452          30,022         14,082          56,848
--------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
(INCLUDING EQUITY-BASED EXPENSE OF $0,
459,040, $40,526 AND $459,040)                         124,011         563,886        252,041         679,380
--------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                  (116,559)       (533,864)      (237,959)       (622,532)
--------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
Interest income                                            175              41            200             100
Interest expense                                       (15,044)        (49,235)       (32,781)        (72,819)
--------------------------------------------------------------------------------------------------------------
  NET OTHER EXPENSE                                    (14,869)        (49,194)       (32,581)        (72,719)
--------------------------------------------------------------------------------------------------------------

    NET LOSS                                          (131,428)       (583,058)      (270,540)       (695,251)

PREFERRED STOCK DIVIDEND                                 1,600           1,600          3,200           3,200
--------------------------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS          $     (133,028)  $    (584,658)  $   (273,740)  $    (698,451)
--------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                  $        (0.01)  $       (0.04)  $      (0.02)  $       (0.05)
--------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                15,486,316      13,362,997     14,914,666      13,176,132
--------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED                                   2006        2005
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(270,540)  $(695,251)
Shares issued for services                              40,526     459,040
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                          15,603      10,814
  Amortization of loan costs                                 -      27,075
  Changes in operating assets and liabilities
    Accounts receivable                                  6,906      (1,232)
    Inventory                                           (3,688)    (66,681)
    Deposits                                                 -       5,000
    Deferred revenue                                         -      52,506
    Accounts payable                                   (33,151)    (24,187)
    Accrued expenses                                    64,271      75,413
---------------------------------------------------------------------------

  NET CASH FROM OPERATING ACTIVITIES                  (180,073)   (157,503)
---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                          -        (146)
---------------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                         -        (146)
---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                 401,959           -
Payments on notes payable                             (267,852)          -
Proceeds from stockholder loans                         73,852     204,000
---------------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES                   207,959     204,000
---------------------------------------------------------------------------

NET INCREASE IN CASH                                    27,886      46,351

CASH AT BEGINNING OF PERIOD                              1,384      14,412
---------------------------------------------------------------------------

CASH AT END OF PERIOD                                $  29,270   $  60,763
---------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued legal services  $  40,526   $       -
Issuance of common stock for loan costs              $       -   $  27,075
Accrual of preferred stock dividends                 $   3,200   $   3,200

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
1.1.1     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2005 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred losses applicable to common shareholders of $273,740 for the six months ended June 30, 2006. The Company had a working capital deficit of $678,207, and $871,723 at June 30, 2006 and December 31, 2005, respectively.
Loans  and  equity  funding  were  required  to  fund  operations.

The Company is working towards raising additional public funds to expand its marketing and revenues. The Company has spent considerable time in contracting with several major overseas corporations for the co-development of enhanced antioxidant beverages for distribution into the overseas markets. In addition, the Company is working with its Canadian business associates to identify institutional businesses to market various disinfection applications based upon functional water, pending government approval.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

Stockholder loans as of June 30, 2006 and December 31, 2005 consist of the following:

                                                                         2006      2005
-----------------------------------------------------------------------------------------
Note payable to President; principal and interest due May 2006;
  interest is accrued at 30% per annum; secured by inventory           $      -  $168,500

Note payable to President; principal and interest due June 2006;
  interest is accrued at 7% per annum; unsecured                         20,000         -

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                             84,000    84,000

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                            125,000   125,000

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                             40,000    40,000

Note payable to CEO and majority shareholder; principal and
  interest due September 2006; interest is accrued at 7% per annum;
  unsecured.                                                             13,000    13,000


Note payable to CEO and majority shareholder; principal and
  interest due September 2007; interest is accrued at 7% per annum;
  unsecured.                                                              8,642    14,142

Note payable to shareholder; principal and interest due January 2007;
  interest is accrued at 7% per annum; unsecured.                             -    40,000

Notes payable to President and CEO; principal and interest due
  March 2008; interest is accrued at 7% per annum; unsecured.                 -         -
-----------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOANS                                             290,642   484,642

    Less: Current Portion                                               282,000   444,642
-----------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOANS - LONG TERM                                $  8,642  $ 40,000
-----------------------------------------------------------------------------------------

During the six months ended June 30, 2006, two shareholders advanced the Company $73,852. The Company made payments on these shareholder notes totaling $267,852 during the six months ended June 30, 2006.

At June 30, 2006, the Company had accrued interest relating to shareholder loans of $129,913.

During the six months ended June 30, 2006, the Company accrued $30,000 as salaries payable to the company's CEO, resulting in $185,987 of salaries payable at June 30, 2006.

NOTE  4  -  COMMON  STOCK

In March 2006 the Company issued 352,400 shares of common stock for payment of legal fees. The value of the shares issued was $81,052, based on a market price on date of issuance of $0.23. $40,526 of this amount is related to services rendered during the year ended December 31, 2005.

During May and June the Company issued 2,010,050 shares of common stock for cash proceeds of $401,959 or $0.20 per share.

NOTE  5  -  COMMITMENTS

PRODUCTION AGREEMENT - In June 2005, the Company entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay the Company 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. As of June 30, 2006, Mitachi had paid 6,000,000 Yen, or $52,506, for the above mentioned distribution rights. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

EQUITY LINE - In November 2005, the Company entered into an equity line agreement with a private investor (the "Equity Line Investor"). Under the equity line, the Company had the right to draw up to $10,000,000 from the Equity Line Investor. The Company was entitled to draw funds and to "put" to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw. As of June 30, 2006, the Company had not drawn funds under the equity line.

NOTE  6  -  SUBSEQUENT  EVENT

Subsequent to June 30, 2006 the Company issued 524,985 shares of common stock for cash proceeds of $104,985, or $0.20 from various investors.

Previously, the Company entered into an agreement whereby an investor agreed to purchase, up to $2,000,000 dollars worth of common shares of the Company at a per share purchase price equal to 40% of the previous day's last trade price. Subsequent to June 30, 2006, the Company issued 1,026,711 shares of common stock under this agreement for cash proceeds of $226,599 (net of $30,197 of issuance costs).

In July 2006, the Company issued 1,851,250 shares of common stock to various individuals for their services in raising equity funds and marketing upcoming Company products. The Company is currently evaluating the value of these shares.

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

INTRODUCTION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the accompanying notes thereto for the year ended December 31, 2005 which appear in our Form 10-KSB for the year then ended, and our unaudited financial statements for the quarter ended June 30, 2006 and the accompanying notes thereto and the other financial information appearing elsewhere herein. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the USA, which contemplate our continuation as a going concern.

     We had a stockholders deficit of $549,276 at June 30, 2006, and a stockholders deficit of $758,547 at June 30, 2005.

     Loans from our CEO and our president have been necessary to fund our operations.

     Stockholder loans as of June 30, 2006 and December 31, 2005 consist of the following:

                                                                       JUNE 30,   DECEMBER
                                                                         2006     31, 2005
-------------------------------------------------------------------------------------------
Note payable to President; principal and interest due May 2006;
  interest is accrued at 30% per annum; secured by inventory           $       -  $ 168,500

Note payable to President; principal and interest due June 2006;
  interest is accrued at 7% per annum; unsecured                          20,000          -

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                              84,000     84,000

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                             125,000    125,000

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                              40,000     40,000


Note payable to CEO and majority shareholder; principal and
  interest due September 2006; interest is accrued at 7% per annum;
  unsecured.                                                              13,000     13,000

Note payable to CEO and majority shareholder; principal and
  interest due September 2007; interest is accrued at 7% per annum;
  unsecured.                                                               8,642     14,142

Note payable to shareholder; principal and interest due January 2007;
  interest is accrued at 7% per annum; unsecured.                              -     40,000

Notes payable to President and CEO; principal and interest due
  March 2008; interest is accrued at 7% per annum; unsecured.                  -          -
-------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOANS                                              290,642    484,642

    Less: Current Portion                                                282,000    444,642
-------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOANS - LONG TERM                                $   8,642  $  40,000
-------------------------------------------------------------------------------------------

     During the six months ended June 30, 2006, two shareholders advanced the Company $73,852. The Company made payments on these shareholder notes totaling $267,852 during the six months ended June 30, 2006.

     At June 30, 2006, the Company had accrued interest relating to shareholder loans of $129,913.

     During the six months ended June 30, 2006, the Company accrued $30,000 as salaries payable to the company's CEO, resulting in $185,987 of salaries payable at June 30, 2006.

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

     We are located in Alameda, California. We are a biotechnology company that develops new, practical applications for electrolyzed water and the electrolysis process. Our processes and equipment alters the properties of water through electrolysis with electrolytic ion separation and through the conversion of existing properties found in water to achieve functional results. Our business consists of the salesand marketing of the industrial, environmental and residential systems throughout the U.S.A. which alter the properties of water to produce functional water. We act as an exclusive importer and master distributor of these products to various companies in which uses for the product range from food processing to retail water sales. We are working towards raising funds to expand our marketing and revenues. We have spent considerable time negotiating with several overseas corporations for the co-development of enhanced antioxidant beverages for distribution into the overseas markets. In addition, we are working with Canadian businesses to identify markets for various disinfection applications of functional water, pending government approval. We are working on agricultural applications of functional water. We are working on packaging for a spray-on application of function water for pathogen counter-measures.

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

     We have also been experimenting with the uses of electrolysis to complement or bypass the conventional wine aging process by applying the process of electrolysis to young wine that has been fermented but not aged.

     We have begun the design and engineering of three market-ready industrial electrolysis systems based on one standard platform. The strong advantage of designing these three systems utilizing a standard platform allows for cost efficiencies in assembly, ease of maintenance and the ability to have systems that will be able to produce all of the required forms of electrolyzed water to meet most of the industrial applications for which electrolysis is beneficial. Market-ready units for industrial applications are scheduled delivery to us in late 2006.

     We are preparing to submit its anti-microbial sprays for testing at an independent testing laboratory. The testing will determine the efficacy of our proprietary anti-microbial water in the elimination of germs. After testing is completed, we will plan for commercial production of the sprays. Upon the successful completion of the testing, our goal is to have market-ready sprays for germ elimination scheduled for delivery to us 90 days thereafter.

     We are in the final phase of component sourcing and tool sourcing for our proprietary residential water-enhancing device. The home system utilizes an advanced form of electrolysis to enhance the beneficial properties of electrolytes found in tap water. This unit will allow for an individual to create an enhanced, drink similar to bottled water through a contemporary kitchen counter-top appliance which will retail at an attractive and affordable price. Upon the completion of component sourcing and tool sourcing, we can begin manufacturing. Our goal is to have market-ready residential units scheduled for delivery to us in early 207.

     We recently hired Hiroshi Tanaka as its VP of Technology. Mr. Tanaka is an expert in the field of industrial and consumer uses of electrolyzed water.


RESULTS OF OPERATIONS-SIX MONTHS ENDED June 30, 2006 AND 2005.

     We had revenue of $84,561 for the for the six months ended June 30, 2006 compared to revenue of $157,710 for the for the six months ended June 30, 2005. This was a revenue decrease of $73,149 attributable to management efforts being directed at fundraising and product development.

     We incurred a net loss of $270,540 for the six months ended June 30, 2006 and a net loss of $695,251 for the six months ended June 30, 2005.

     Cash used by operating activities was $180,073 for the for the six months ended June 30, 2006 compared to cash used by operating activities of $157,503 for the six months ended June 30, 2005.

LIQUIDITY

     At June 30, 2006, we had cash on hand of $29,270. Our growth is dependent on our attaining profit from our operations and our raising of additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products to generate a profit.

     At June 30, 2006, we owed stockholder loans of $290,642.

     In June 2005, we entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay us 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. Through June 30, 2006, Mitachi had paid to us an aggregate of6,000,000 Yen (US $52,506in connection with this agreement. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

     We sometimes issue stock for in-kind payments of compensation to consultants. Subsequently, in July 2006, we issued an aggregate of 1,851,250 shares of common stock to five consultants as payment in-kind for services rendered.

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

     -    The response of competitors.


ITEM 3.     CONTROLS AND PROCEDURES.

        (a) Evaluation of disclosure controls and procedures. Our principal executive and financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

        In connection with its review of the Company's consolidated financial statements for the three and six months ended June 30, 2006, Hansen, Barnett & Maxwell ("HB&M"), the Company's registered public accounting firm, advised the Audit Committee and management of internal control matters with respect to certain financial reporting controls that they considered to be a material weakness, which is described below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified at June 30, 2006 was as follows:

          A material weakness existed in our control environment relating to inadequate staffing of our technical accounting function, including a lack of sufficient personnel with skills, training and familiarity with certain complex technical accounting pronouncements that have or may affect our financial statements and disclosures.

The Company considered these matters in connection with the quarterly closing process and the preparation of the June 30, 2006 consolidated financial statements included in this Form 10-QSB and determined that no prior period financial statements were materially affected by such matters. In response to the observations made by HB&M, the Company will implement certain enhancements to its internal controls, accounting staff and procedures, which it believes address the matters raised by Hansen, Barnett & Maxwell.

     (b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II

                                OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

     None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES.

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

ITEM 5.     OTHER INFORMATION.

     In July 2006, Mr. Hiroshi Tanaka was appointed our Vice President of Technology. Mr. Tanaka resides in and is a citizen of Japan. From 1992 through 2004, Mr. Tanaka was the Chief Engineer at ARV. From 2004 through the present, Mr. Tanaka has been the president of Solution Technos. From 2005 through the present, Mr.

Tanaka has been the president of Innovative Design and Technology, the successor company to Solution Technos. We granted 100,000 shares of common stock to Mr. Tanaka as compensation. Innovative Design and Technology is one of our manufacturing vendors.

     Payments to Innovative Design and Technology.   In 2006 to date, we have
     --------------------------------------------
paid Innovative Design and Technology the sum of $230,000 for product design and manufacturing services.

     Proposed payments to Mt. Tanaka.  In connection with wine enhancement
     --------------------------------
technology that is the intellectual property and know-how of Mr., Tanaka, we are presently negotiating to acquire a USA license from Mr., Tanaka.


ITEM 6.     EXHIBITS.

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


                                          PROTON LABORATORIES, INC.


August 21, 2006                           (signed)
                                                  -------------------------
                                          By: /s/ Edward Alexander
                                          Edward Alexander
                                          Director, Chief Executive Officer, and
                                          Chief Financial Officer