Form 10QSB
period 2006-09-30
PROTON LABORATORIES INC
filed 2006-11-20
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

          For the quarterly period ended September 30, 2006

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

     On November 7, 2006 the registrant had outstanding 21,658,020 shares of Common Stock, $0.0001 par value per share. This includes approximately 182,010 shares that were subscribed for by investors but not paid for yet, which such stock certificates we retain.

     Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.


                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS

                                                                      PAGE

Condensed Consolidated Balance Sheets - September 30, 2006 and
  December 31, 2005 (Unaudited)                                       F-1

Condensed Consolidated Statements of Operations for the three
  and nine months ended September 30, 2006 and 2005 (Unaudited)       F-2

Condensed Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2006 and 2005 (Unaudited)                       F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)      F-4

                            PROTON LABORATORIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                              2006              2005
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                 $       48,891   $       1,384
Accounts receivable, less allowance for doubtful accounts of
  16,522 and $16,522, respectively                                          14,756          21,927
Stock subscription receivable                                                16,533               -
Prepaid expenses                                                            389,693               -
Inventory                                                                   240,935          32,861
Product development                                                         136,335               -
----------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                      847,143          56,172
----------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                       20,461          19,709
Equipment and machinery                                                     161,833         161,833
Leasehold improvements                                                       11,323          11,323
  Accumulated depreciation                                                  (69,175)        (45,820)
----------------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                                124,442         147,045
----------------------------------------------------------------------------------------------------
DEPOSITS                                                                      6,131           6,131
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $      977,716   $     209,348
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable                                                     $       73,425   $     168,378
Accrued expenses                                                            306,106         252,769
Deferred revenue                                                             52,506          52,506
Preferred dividends payable                                                  14,400           9,600
Stockholder loans, current portion                                          290,642         444,642
----------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                 737,079         927,895
----------------------------------------------------------------------------------------------------
STOCKHOLDER LOANS, NET OF CURRENT PORTION                                         -          40,000
----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and outstanding;
  liquidation preference of $80,000 and $0, respectively                     80,000          80,000
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                           -               -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 21,308,020 and 14,270,100 shares issued and
  outstanding, respectively                                                   2,133           1,429
Additional paid in capital                                                3,887,906       1,856,601
Stock subscription receivable                                               (20,000)              -
Accumulated deficit                                                      (3,709,402)     (2,696,577)
----------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      240,637        (758,547)
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $      977,716   $     209,348
----------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           PROTON LABORATORIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THE THREE               FOR THE NINE
                                                   MONTHS ENDED               MONTHS ENDED
                                                   SEPTEMBER30,               SEPTEMBER 30,
                                           --------------------------  --------------------------
                                               2006          2005          2006          2005
---------------------------------------------------------------------  --------------------------
SALES                                      $    10,433   $   116,791   $    94,994   $   274,501

COST OF GOODS SOLD                              10,900       113,787        81,379       214,649
-------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                               (467)        3,004        13,615        59,852
-------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (including equity-based
  expenses of $674,238, $0, $633,712 and
  $459,040, respectively)                      724,615       114,219       976,656       793,599
-------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                          (725,082)     (111,215)     (963,041)     (733,747)
-------------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
Interest income                                    963            61         1,163           161
Interest expense                               (13,366)      (17,826)      (46,147)      (90,645)
-------------------------------------------------------------------------------------------------
    NET OTHER EXPENSE                          (12,403)      (17,765)      (44,984)      (90,484)
-------------------------------------------------------------------------------------------------

      NET LOSS                                (737,485)     (128,980)   (1,008,025)     (824,231)

PREFERRED STOCK DIVIDEND                         1,600         1,600         4,800         4,800
-------------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                             $  (739,085)  $  (130,580)  $(1,012,825)  $  (829,031)
-------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER
  COMMON SHARE                             $     (0.04)  $     (0.01)  $     (0.06)  $     (0.06)
-------------------------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                        19,983,251    14,234,230    16,631,410    13,543,217
-------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,              2006         2005
-------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $(1,008,025)  $(824,231)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                        23,355      16,370
  Loss on disposal of property and equipment               -           -
  Common stock issued for services                   674,238     459,040
  Amortization of loan costs                               -      27,075
  Changes in operating assets and liabilities
    Accounts receivable                                7,171      (7,153)
    Inventory and product development               (344,409)    (29,701)
    Deposits                                               -      (1,131)
    Deferred revenue                                       -      52,506
    Accounts payable                                 (54,427)    (32,579)
    Accrued expenses                                  53,337     108,708
-------------------------------------------------------------------------
  NET CASH FROM OPERATING ACTIVITIES                (648,760)   (231,096)
-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                     (752)     (3,562)
-------------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                    (752)     (3,562)
-------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net          891,019      20,000
Proceeds from stockholder loans                       73,852      48,642
Proceeds form notes payable                                -     164,000
Payment on note payable                             (267,852)          -
-------------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES                 697,019     232,642
-------------------------------------------------------------------------

NET INCREASE IN CASH                                  47,507      (2,016)
CASH AT BEGINNING OF PERIOD                            1,384      14,412
-------------------------------------------------------------------------

CASH AT END OF PERIOD                            $    48,891   $  12,396
-------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for accrued legal services          $    40,526   $       -
Stock issued for future services                 $   389,693   $       -
Stock issued under subscription agreement        $    36,533   $       -
Accrual of preferred stock dividends             $     4,800   $   4,800
Transfer of inventory to equipment               $         -   $  64,500
Issuance of common stock for loan costs          $         -   $  27,075

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

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2005 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred losses applicable to common shareholders of $1,012,825 for the nine months ended September 30, 2006. The Company had working capital of $110,064 at September 30, 2006, and a working capital deficit of $871,723 at December 31, 2005. Loans and equity funding were required to fund operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholder loans as of September 30, 2006 and December 31, 2005 consist of
the following:                                                                       2006      2005
-----------------------------------------------------------------------------------------------------
Note payable to President; principal and interest settled at September 30, 2006    $      -  $168,500

Note payable to President; principal and interest due June 2008;
  interest is accrued at 7% per annum; unsecured                                     20,000         -

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                                         84,000    84,000

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                                        125,000   125,000

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                                         40,000    40,000

Note payable to CEO and majority shareholder; principal and
  interest due September 2006; interest is accrued at 7% per annum;
  unsecured.                                                                         13,000    13,000

Note payable to CEO and majority shareholder; principal and
  interest due September 2007; interest is accrued at 7% per annum;
  unsecured.                                                                          8,642    14,142

Note payable to shareholder; principal and interest settled at September 30, 2006         -    40,000
-----------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDER LOANS                                                         290,642   484,642
    Less: Current Portion                                                           290,642   444,642
-----------------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOANS - LONG TERM                                            $      -  $ 40,000
-----------------------------------------------------------------------------------------------------

During the nine months ended September 30, 2006, two shareholders advanced the Company $73,852. The Company made payments on all shareholder notes totaling $267,852 during the nine months ended September 30, 2006.

At September 30, 2006, the Company had accrued interest relating to shareholder loans of $98,018.

During the nine months ended September 30, 2006, the Company accrued $45,000 as salaries payable to the company's CEO, resulting in $202,827 of salaries payable at September 30, 2006.

NOTE  4  -  COMMON  STOCK

In March 2006 the Company issued 352,400 shares of common stock for payment of legal fees. The value of the shares issued was $81,052, based on a market price on date of issuance of $0.23. $40,526 of this amount is related to services rendered during the year ended December 31, 2005.

In July and August 2006 the Company issued 1,410,000 shares of common stock for marketing and sales expense through December 2006. The value of the shares was $1,023,405 based on market prices ranging from $0.62 to $0.74 per share which was the market price of the Company's common stock on the date of issuance. Through September 30, 2006, $633,712 of expense related to the shares had been recognized with the remaining $389,693 to be recognized through December 31, 2006.

During May through September the Company issued 5,275,520 shares of common stock for cash proceeds of $891,019 and a stock subscription of $36,533 at prices ranging from $0.11 to $0.34 per share. The proceeds received are net $41,025 of offering costs paid and include 666,250 shares issued to finders as offering costs. Subsequent to September 30, 2006, $16,533 of subscription receivables had been collected and is classified as a current asset in the accompanying financial statements.

NOTE  5  -  COMMITMENTS

PRODUCTION AGREEMENT - In June 2005, the Company entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay the Company 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. As of September 30, 2006, Mitachi had paid 6,000,000 Yen, or $52,506, for the above mentioned distribution rights. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

EQUITY LINE - In November 2005, the Company entered into an equity line agreement with a private investor (the "Equity Line Investor"). Under the equity line, the Company had the right to draw up to $10,000,000 from the Equity Line Investor. The Company was entitled to draw funds and to "put" to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw. As of September 30, 2006, the Company had not drawn funds under the equity line.

NOTE  6  -  SUBSEQUENT  EVENT

Subsequent to September 30, 2006 the Company issued 350,000 shares of common stock for cash proceeds of $157,500, or $0.45 per share from one investor.

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

INTRODUCTION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the accompanying notes thereto for the year ended December 31, 2005 which appear in our Form 10-KSB for the year then ended, and our unaudited financial statements for the quarter ended September 30, 2006 and the accompanying notes thereto and the other financial information appearing elsewhere herein. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the USA, which contemplate our continuation as a going concern. We have incurred losses applicable to common shareholders of $1,012,825 for the nine months ended September 30, 2006. We had working capital of $110,064 at September 30, 2006, and a working capital deficit of $871,723 at December 31, 2005. Loans and equity funding were required to fund operations.

     We had a stockholder equity of $240,637 at September 30, 2006, and a stockholders deficit of $758,547at September 30, 2005.

Stockholder loans as of September 30, 2006 and December 31, 2005 consist of the following:

                                                                                     2006      2005
-----------------------------------------------------------------------------------------------------
Note payable to President; principal and interest settled at September 30, 2006    $      -  $168,500

Note payable to President; principal and interest due June 2008;
  interest is accrued at 7% per annum; unsecured                                     20,000         -

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                                         84,000    84,000

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                                        125,000   125,000

Note payable to CEO and majority shareholder; principal and
  interest currently due; interest is accrued at 7% per annum;
  unsecured.                                                                         40,000    40,000

Note payable to CEO and majority shareholder; principal and
  interest due September 2006; interest is accrued at 7% per annum;
  unsecured.                                                                         13,000    13,000

Note payable to CEO and majority shareholder; principal and
  interest due September 2007; interest is accrued at 7% per annum;
  unsecured.                                                                          8,642    14,142

Note payable to shareholder; principal and interest settled at September 30, 2006         -    40,000
-----------------------------------------------------------------------------------------------------

  TOTAL STOCKHOLDER LOANS                                                           290,642   484,642

  Less: Current Portion                                                             290,642   444,642
-----------------------------------------------------------------------------------------------------

  TOTAL STOCKHOLDER LOANS - LONG TERM                                              $      -  $ 40,000
-----------------------------------------------------------------------------------------------------

     During the nine months ended September 30, 2006, two shareholders advanced us $73,852. We made payments on all shareholder notes totaling $267,852 during the nine months ended September 30, 2006.

     At September 30, 2006, we had accrued interest relating to shareholder loans of $98,018.

     During the nine months ended September 30, 2006, we accrued $45,000 as salaries payable to our CEO, resulting in $202,827 of salaries payable at September 30, 2006.

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

     We  recognize  revenue  when  all  four  of the following criteria are met:
(i)persuasive evidence that an arrangement exists; (ii) delivery of the product sand/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Our revenues are derived from sales of our industrial, environmental and residential systems which alter the properties of water to produce functional water. We believe that this critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Our fiscal year end is December 31.

     We have a joint research and development program with Weber Farms locate din Washington State. Weber Farms is family-owned with a long history of raising and marketing quality potatoes, wheat and corn. In 1979, Weber Farms built afresh pack potato warehouse to ensure better quality and more oversight of the marketing of open potatoes both to domestic and foreign markets. In 1997, a state-of- the-art potato storage facility capable of storing 50,000 tons was built. End uses of Weber Farm potatoes are generally in the areas of boxed and bagged potatoes for retail stores, hash browns, French fries and other retail-type products. We will work together in various areas where Proton's electrolyzed water, with its unique efficacies, can be integrated into potato production and post-harvesting processes. Understanding that Proton's water brings about certain potato maintenance efficacies, environmental and worker safety, on-site production abilities and cost efficiencies, both parties are looking forward to a mutually rewarding relationship.

     In  2006,  we  raised  funds  for  the  following  purposes:

A. Design, assembly and sales of a proprietary residential counter-top unitwhich produces an enhanced drinking water through electrolysis. We will be the exclusive licensee of the patent. This device will have a filtration system coupled to an electrolysis process whicheffectively filters the tap water while restructuring the properties of water to make it: (i) have greater mineral effectiveness; (ii) be tastier than tap water; and, (iii) be more hydrating than tap water. We anticipate that this product line will be ready for marketing in 2007.

     We are preparing to file an application for a U.S.A. patent on the design of the proprietary residential water-enhancing device. The patent application has been filed in Japan. and will be filed shortly in the U.S., Canada and China. We are currently evaluating the market positioning of this uniquely advanced product. We will be the exclusive licensee of the patent.

B. Design, assembly, validation and sales of a proprietary anti-microbial spray. We have identified a form of electrolyzed water that may be an effective anti-microbial agent. One of our proprietary aspects of this product may be the stabilization of the electrolyzed water thereby allowing for an extended shelf life compared to other forms of electrolyzed water. This product is being tested by a third party testing lab to establish the efficacies of its anti-microbial effect on MRSA, HBV, HIV and Avian Flu. The objective of our anti-microbial spray is to be able to control and eliminate these four microbial strains on a hard surface or on a topical surface. We anticipate introducing this product to ambulance services as a non-chemical based, user friendly product for which these microbes do not have an immunity. We anticipate that this product line will be ready for marketing in 2007.

     Interim laboratory testing results that have been attained from an accredited, 3rd party testing laboratory, show the efficacy of the company's antimicrobial spray to have rapid germicidal activity for an antibacterial and antiviral agent against Staphylococcus aureus (MRSA), ATCC 6538 and Escherichia coli (E. coli), ATCC 11229. The test article was tested in duplicate with three puffs of spray at a distance of 8 inches with exposure periods of 1 minute and 2 minutes. Results showed that a 99.98% (3.71 log10) reduction in numbers of tested bacteria was shown after 1 minute exposure to the test article and a > 99.999% ( > 5.06 log10) reduction in numbers of the test bacteria was shown after 2 minutes exposure to the test article." Currently, we have completed product design of the spray and we await additional testing on the stability of the product.

C. Design and assembly of 3 proprietary commercial-grade electrolysis systems based on a standard platform. There are many industrial uses for water electrolysis systems. Our 3 system designs based on a standard platform which minimizes the need for different components for different applications. The standard platform will provide ease of assembly, ease of use, durability and cost effectiveness. We anticipate that this product line will be ready for marketing in 2007.

D. Testing of wine enhancement and other alcohol-synergistic products. through the use of our equipment being integrated into an existing wine production line to achieve:

     1.   A jumpstart to the wine aging process.

     2.   The control of the wine aging process.

     3.   The termination of the wine aging process.

     4. The ability to circumvent the use of a particular wine process ingredient.

     5. The ability to bring a specific component of wine to the forefront of taste.

     6. The ability to tone down a specific component of wine so as to reduce its taste.

     7. The ability to control the classification (rating) of a wine product based on a desired combination of several features of the wine.

     Laboratory testing results indicate that the functional water molecules attach to the alcohol resulting in conditions similar to conventional aging methods. During the laboratory testing, a minimum of a 10-year aging characteristic was applied to whiskey enhanced through this process, and similar enhancements to taste, texture and beverage body were observed on other alcohol-synergistic products such as sake and tequila. Further lab testing is being conducted on a 2006 Chardonnay and a 2006 Petite Syrah. One barrel of each wine will be processed through the enhancement process in the near future. These products will be provided as pre-market test products to a focused audience for feedback and recommended product refinements prior to readying a product for market. The first lab test objective is to determine the ability of the wine enhancement process to take a full-bodied Petite Syrah and introduce an aged mellowness to it. Through this objective, and if success is achieved, we will able to introduce this technique to wine makers that are interested in expanding the market presence of an improved Petite Syrah. The second objective is to work through established distribution channels to introduce the electrolysis-enhanced Petite Syrah to an overseas market.

RESULTS OF OPERATIONS-Nine Months ended September 30, 2006 and 2005.

     We had revenue of $94,994 for the for the nine months ended September 30, 2006 compared to revenue of $274,501 for the for the nine months ended September 30, 2005. This was a revenue decrease attributable to management efforts being directed at fundraising and product development.

     We incurred a net loss of $1,008,025 for the nine months ended September 30, 2006 and a net loss of $824,231 for the nine months ended September 30, 2005. This was an increase in net loss arrtributable to in-kind consultant compensation expenses.

     Cash used by operating activities was $648,760 for the for the nine months ended September 30, 2006 compared to cash used by operating activities of $231,096 for the nine months ended September 30, 2005.

     We had total assets at September 30, 2006 of $847,143, compared to $56,172 for the quarter ended September 30, 2005. This increase in assets reflects our spending on inventory, product development and prepaid expenses using funds that we raised in the second and third fiscal quarters of 2006. We anticipate entering the new product sales mode for these new products in late 2006 and early 2007.

LIQUIDITY

     At September 30, 2006, we had cash on hand of $48,891. Our growth is dependent on our attaining profit from our operations and our raising of additional capital either through the sale of stock or borrowing funds. There is no assurance that we will be able to raise any equity financing or sell any of our products to generate a profit.

     At  September  30,  2006,  we  owed  stockholder  loans  of  $290,642.

     In 2005, we entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay us 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. As of September 30, 2006, Mitachi had paid 6,000,000 Yen, or $52,506, for distribution rights. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

     In 2005, we entered into an equity line of credit with a private investor by which we have the right to draw an aggregate of up to $10,000,000 from time to time. As of September 30, 2006, we had not drawn funds under the equity line.

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

     -    The response of competitors.

ITEM 3.     CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Our Principal executive and financial officer evaluated our disclosure controls and procedures(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

     In connection with its review of the Company's consolidated financial statements for the three and nine months ended September 30, 2006, Hansen, Barnett & Maxwell ("HB&M"), the Company's registered public accounting firm, advised the Audit Committee and management of internal control matters with respect to certain financial reporting controls that they considered to be a material weakness, which is described below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified at September 30, 2006 was as follows:

     A material weakness existed in our control environment relating to inadequate staffing of our technical accounting function, including a lack of sufficient personnel with skills, training and familiarity with certain complex technical accounting pronouncements that have or may affect our financial statements and disclosures.

We considered these matters in connection with the quarterly closing process and the preparation of the September 30, 2006 consolidated financial statements included in this Form 10-QSB and determined that no prior period financial statements were materially affected by such matters. In response to the observations made by HB&M, we will implement enhancements to our internal controls, accounting staff and procedures, which we believe address the matters raised by HB&M.

     (b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                          PROTON LABORATORIES, INC.

November 20, 2006
                                          By: /s/ Edward Alexander
                                          Edward Alexander
                                          Director, Chief Executive Officer, and
                                          Chief Financial Officer