Form 10KSB
period 2006-12-31
PROTON LABORATORIES INC
filed 2007-04-17
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006

[ ]  Transition  Report  Under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  transition  period  from  ---  to  ---
                        Commission file number: 000-31883

                            PROTON LABORATORIES, INC.
                 (Name of small business issuer in its charter)

                Washington                               91-2022700
    (State or other jurisdiction of            (IRS Employer identification
      incorporation or organization)                      Number)


     1135 Atlantic Avenue, Suite 101, Alameda, CA        94501

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate  by check mark whether the registrant is a shell company (as
defined in Section  12b-2  of  the  Exchange  Act).[ ]YES   [X]NO

     Registrant's  revenues  for  its  most  recent  fiscal  year:  $143,341.

     The aggregate market value of the common stock held by non-affiliates of the registrant on April 12, 2007 is $3,661,054.

     On   April 12,2007,  the  registrant had outstanding 26,685,673 shares of
Common Stock, at $0.0001 par value per share and 8000 preferred shares of common stock outstanding at $.0001 per share.

Transitional  Small  Business  Disclosure  Format: Yes [ ]  No [X]


INFORMATION  REGARDING  FORWARD-LOOKING  STATEMENTS

     Some of the statements contained in this annual report, including, without limitation, statements containing the words "believes," "anticipates," "expects," and other words of similar import, are "forward-looking statements." Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. In addition to the forward-looking statements contained in this annual report, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: market acceptance of our products and our functional water technology, competition, ability to obtain further funding and government compliance.

                                     PART I

Item  1.  Descripton  of  Business

INTRODUCTION

      Proton Laboratories, Inc. ("Proton" or the "company") is a company specializing in the process of electrolysis of water and in the marketing of "functional water systems." The company utilizes this ionic separation and enhancement process as a method to alter the properties of water and other liquids. These advantages are found in the areas of improved efficacies, cost efficiencies, environmental safety, worker safety, enhanced products and performance and generally as a simple-yet-advanced method in addressing a wide array of today's industrial and humanity-related concerns.

     Our executive offices are located at: Proton Laboratories, Inc., 1135 Atlantic Avenue, Suite 101, Alameda, CA 94501, tel. (510) 865-6412, fax:
(510)865-9385.  Our  Web  site  is  www.protonlabs.com.

     Proton Laboratories, Inc. was originally founded as Proton Laboratories, LLC by our Chief Executive Officer Ed Alexander in 2000. This predecessor company specialized in the marketing of residential water systems and in research and development of water electrolysis systems. In 2002 we merged into a public company trading on the NASDAQ Over the Counter Bulletin Board("OTCBB") market.

     Our growth is dependent on attaining profit from our operations and our raising capital through the sale of stock or debt. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

     Our  stock  is  traded  on  the  OTCBB.  Our  trading  symbol  is  "PLBI."

OUR  BUSINESS--THE  BACKGROUND  OF  FUNCTIONAL  WATER

     Our business is the marketing of "functional water systems." "Functional water" is water that has been processed through an electrolytic ion separation process or electrolysis process and has a wide array of functional properties due to its unique characteristics. Our functional water systems restructure tap water into one type of water that is alkaline in concentration and one type of water that is acidic in concentration. We believe that the functional water systems that we market will have applications in a large variety of industries, such as corporate agriculture, organic agriculture, food processing, medicine and dentistry, dermatology, heavy industry, mining, environmental clean-up, product formulations and beverages.

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

OUR  BUSINESS--SYSTEMS  AND  MARKETS

     We have been marketing functional water systems to the residential market since 2000, and intend to expand into commercial markets. For the residential market, we market functional water systems that are used to produce a health-beneficial, alkaline-concentrated drinking water. For the commercial market, we market commercial-grade functional water systems that are used in applications ranging from food preparation to hospital disinfection. Our goal is to take our functional water technology and market it throughout North America.

     Our business model envisions us as: a supplier of technology for functional water applications; a supplier of hardware for functional water systems; a provider of intellectual property for functional water systems under licensing agreements; a supplier of consumer functional water products; consultants to industries requiring functional water; facilitators between Japanese functional water manufacturers and industrial users in the United States; and educators of academia, government and industry on the benefits of functional water.

     In 2006, we expended approximately $275,000 to configure our operations so we can become a manufacturer of our own private labeled products. During 2006, we have designed, engineered and started assembly of our own, "Proton Labs" branded water electrolysis systems. In this process we have designed 5 different systems of which 3 systems are designed for a wide use of antimicrobial applications, 1 system as a hand disinfectant system and 1 system as a commercial grade alkaline drinking water unit. Additionally, an advanced residential drinking water system was designed. By making a substantial change in designs and manufacturing, the company has transitioned itself from a reseller of other manufacturers systems to that of a proprietary branding owned by the company. The company used substantial expertise developed through itself and its consultants through the years in the design and assembly of these units to ensure user friendliness, durability, lowest manufacturing cost available with a guaranteed level of quality control coupled to an advanced design to conduct an effective electrolysis process.

     We also have had an agreement as an exclusive importer and master distributor of functional water systems that are manufactured by Matsushita Electric Corporation of America. We also utilize functional water intellectual property under licensing agreements. We supply consumer products related to functional water. We consult on projects utilizing functional water. We facilitate knowledge about functional water between the manufacturer and industry, and we act as educators about the benefits of functional water.

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

     Electrolyzed water may also be used in the formulation of nutraceutical -type dietary supplement products in the health-food and dietary supplement industries, and we intend to target this market.

OUR  BUSINESS  --RECENT  EVENTS  AND  NEW  PRODUCTS

In 2006, we raised $1,065,052 from investors. We used some of those proceeds for the following purposes:

A. Design and preparation for assembly and sales of a proprietary residential counter-top unit which produces an enhanced drinking water through electrolysis. Our device will have a filtration system coupled to an electrolysis process which effectively filters the tap water while restructuring the properties of water to make it: (i) have greater mineral effectiveness; (ii) be tastier than tap water; and, (iii) be more hydrating than tap water. We anticipate that this product line will be ready for marketing in 2007.

B. Design and preparation for assembly, validation and sales of a proprietary anti-microbial spray. We have identified a form of electrolyzed water that may be an effective anti-microbial agent. One of our proprietary aspects of this product may be the stabilization of the electrolyzed water thereby allowing for an extended shelf life compared to other forms of electrolyzed water. This product is being readied for testing by a third party testing lab to establish the efficacies of its anti-microbial effect on MRSA, HBV, HIV and Avian Flu. The objective of our anti-microbial spray is to be able to control and eliminate these four microbial strains on a hard surface or on a topical surface. We anticipate introducing this product to ambulance services as a non-chemical based, user friendly product for which these microbes do not have an immunity. We anticipate that this product line will be ready for marketing in 2007. As of the date of this 10K, the Company has received successful test results from an independent 3rd party testing laboratory, indicating the high efficacy of the anti-microbial spray with MRSA.

C. Design and preparation for assembly of 3 proprietary commercial-grade electrolysis systems based on a standard platform. There are many industrial uses for water electrolysis systems. Our 3 system designs based on a standard platform which minimizes the need for different components for different applications. The standard platform will provide ease of assembly, ease of use, durability and cost effectiveness. We anticipate that this product line will be ready for marketing in 2007.

D. The use of the wine enhancement through the use of our equipment being integrated into an existing wine production line to achieve:

     1.   A  jumpstart  to  the  wine  aging  process.

     2.   The  control  of  the  wine  aging  process.

     3.   The  termination  of  the  wine  aging  process.

     4. The ability to circumvent the use of a particular wine process ingredient.

     5. The ability to bring a specific component of wine to the forefront of taste.

     6. The ability to tone down a specific component of wine so to reduce its taste.

     7. The ability to control the classification (rating) of a wine product based on a desired combination of several features of the wine.

     Our ability to successfully market these products will depend upon our continued ability to raise capital.

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

OUR  BUSINESS--FUNCTIONAL  WATER  SYSTEMS  PROCESSES

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

OUR  BUSINESS--MARKETING

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

     - To continue the development of functional water applications for industries that are currently dependent upon chemicals as a processing medium. In addition to the food processing, medical and agricultural markets, we intend to develop market-driven applications for functional water, provide the science to these applications, publish the developments in scientific and industrial circulars and perform consulting functions to industries that can benefit from functional water. We intend to hire our own engineers to design, engineer and assemble prototypes of functional water systems that are built for specific industrial needs. We believe that by performing these functions ourselves, we will have all of the necessary tools to become a leading provider of functional water technology.

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

     At such time as we may obtain FDA listing for the hand disinfectant, we then would request that the system be tested by Underwriter's Laboratories and the National Sanitation Foundation.

OUR  BUSINESS--MARKETING  AND  DISTRIBUTION

     We  intend  to  develop  systems  for  the  following  markets:

     - Hand disinfection for the food processing, fast food, medical, dental, personal care and general health care industries.

     -    Residential,  countertop  drinking  water  electrolysis  systems.

     - Commercial functional water systems, such as metal mining and refining, wine grape mildew treatment, wine aging control, and the formulation of functional water based aquaceuticals.

     Hand Disinfection. After we obtain FDA listing for the hand disinfection system, we plan to introduce the device and what we believe to be its operational simplicity, user-friendliness, high efficacy and affordability, through industrial circulars where hand disinfection is of a primary concern. We also intend to arrange with a leasing company to lease the hand disinfectant system to the fast food industry. A large part of our marketing efforts will be directed to educating our target markets about functional water. We plan to write and publish articles through industrial media, disinfection forums, trade shows and documentary-type films that may be aired through CNN, PBS and Voice of America introducing a new and novel method for hand disinfection. We intend to handle all inquiries through a toll-free number.

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

     During 2006, the company had 12 product distributors. During December, 2006, the company entered into a discussions with a private company, AquaThirst, Inc. ("Aquathirst"), to explore an exclusive manufacturing, marketing and sales arrangement. AquaThirst's marketing group has specialized experiences in product distribution in the dietary supplement, functional foods, functional beverages, Cosmetics (hair and skin), over the counter drugs, specialty foods and pet care markets, as well as in distributing products requiring clinical diagnostic laboratory testing, both physician and consumer.

   These  exclusive  manufacturing  and  marketing  agreements  were ratified by
Proton's Board of Directors in March 2007, and effectively provide that the Company will have access to Aquathirst's product distribution channels in domestic and international markets. These distribution channels will cover residential, cosmetic, medical, agricultural, food processing and consumer product areas.

OUR  BUSINESS--COMPETITION

     Our direct competitors include several entry-level importers of systems from Japan and Korea. We believe that we have several distinctive advantages over entry-level distributors:

     We and our consultants, who are scientists, business people and advisers, are individuals who have helped pioneer the understanding, documentation, representation and structuring of the technology and its relevance to the United States during the past nine-year period through various companies and organizations. These consultants are the leaders in the U.S. in the knowledge and representation of functional water.

     We have been able to create a strong platform of specialists to advance functional water technology in the United States, which would be difficult for others to replicate due to our high level of focused commitment and dedication.

     We have close working relationships with our Japanese counterparts which have been developed and nurtured over the past eleven-year period. These members are highly respected within the Japanese electrolysis community and attend annual conferences as invited speakers.

     We have excellent working relationships with the Japanese manufacturers and we are often relied upon to provide international perspectives to be used in the refinement of their scientific, design and engineering thought processes to create products that will be accepted on a global basis.

     Although the majority of competitors of water systems are limited resellers, the one significant competitor that we have is named Hoshizaki U.S.A., which is an established U.S. based Japanese company that has a substantial market presence in refrigeration and icemakers. We expect that we may face additional competition from new market entrants and current competitors as they expand their business models.

     In our new products areas, we will compete with United Kingdom based Sterilox regarding our antimicrobial spray, as well as traditional suppliers of chemical disinfectants such as Johnson and Johnson. With respect to nutritional and enhanced consumable water products, our nearest competitor would be Essentia, which manufactures bottled water products.

     To be competitive, we must assemble a strategic marketing and sales infrastructure. Our success will be dependent on our ability to become a formidable marketing and sales entity based upon the technology we have and our ability to aggressively introduce this technology and its far-reaching benefits through documentary videos and other methods of public relations. Sufficiently adding to this requirement are the discussions that are currently underway involving the alliance of the company with an established product manufacturing, marketing and sales infrastructure.

EMPLOYEES

     We currently have 3 full-time employees all of whom are in management positions. None of our employees is subject to a collective bargaining agreement. We believe that our employee relations are good.

OTHER  DEVELOPMENTS

     We have been developing a proprietary process allowing for electrolysis to be applied to wine. The primary objective for this application is to allow for a wine maker to have direct control over the aging process of wine such that it allows a wine maker to shorten, complement or, if desired, bypass the wine aging process. The test results that were achieved showed promise in creating the "optimal" wine through a controlled process which provides a smooth texture to the wine along with an enhancement

     We have completed a 3-year testing in the wine industry with respect to the control of mildew on wine grapes in vineyards. Mildew on wine grapes is a serious grapevine fungal disease. The tendency for mildew to grow on wine grapes occurs, for example, in areas of Napa Valley where foggy conditions prevail. If mildew is found on the wine grapes, then spraying with dusty sulfur is done. Spraying with dusty sulfur will generally eliminate and control the mildew on grapes. If this fungus is ignored, the wine grapes may spoil. However, the long-term effects of sulfur exposure is unknown. The use of low pH functional water through routine application removes mildew.

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

     We are identifying suppliers who can provide components and tools for the manufacture of our proprietary residential water-enhancing small appliance. The residential system utilizes an advanced form of electrolysis to enhance the beneficial properties of electrolytes found in tap water. This small appliance will allow for the consumer to create an enhanced drink, similar to bottled water, using our contemporary, kitchen counter-top, small appliance. We expect these consumer appliances to be ready for retail sales in 2008.

     Utilizing the sublicense from Edward Alexander at no cost to us, which are the North American rights to manufacture and distribute an electrolyzed water-based antioxidant dietary supplement developed by MIZ Corporation, a Japanese company specializing in advanced uses of electrolyzed water, the company has begun advancing the terms of this sublicense. During the latter part of 2006, the company ordered a commercial-grade system to produce this advanced antioxidant beverage. During the first quarter of 2007, the company will take delivery of this unit with production of this product anticipated to begin during the second quarter of 2007.

     In conjunction with our Japanese engineering group, we have completed the proprietary process allowing for electrolysis to be applied to wine. The primary objective for this application is to allow for a wine maker to have direct control over the aging process of wine such that it allows a wine maker to shorten, complement or, if desired, bypass the wine aging process. The test results that were achieved showed promise in creating the "optimal" wine through a controlled process resulting in a wine product with a smooth texture to the wine along with an enhancement to the various active properties of the wine. In August, 2006, the company and its lead engineer, Mr. Hiroshi Tanaka, were invited to address the 40th Anniversary Mondavi Wine Conference, held in Napa California, with this newly-developed technique for wine enhancement. The presentation was well understood by the specialized audience and several articles had been written about it in various media. The company has been invited to attend the Taste3 Conference held in Napa, California during the month of May, 2007. With what the company has achieved through the wine enhancing process, the company and its engineer has extended the use of this application to the enhancement of Tequila, Japanese Sake, Japanese Sho-chu and through a business alliance, a Cello product. During 2007, the company will introduce this enhancement method to a targeted audience specializing in wine, tequila and other alcohol-based products.

     In 2007, we plan to file an EPA/FDA application for our hand disinfectant system and our surface disinfectant system. We are currently working on the submission of our antimicrobial waters to be used for produce misting and for vegetable washes to the EPA.

     In February 2005, MIZ, a Japanese company that owns four U.S. patents whose subject matter is the electrolysis of water, assigned a

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


Item  2.  Description  of  Property

     We lease approximately 4,000 square feet of office and storage space located at 1135 Atlantic Avenue, Suite 101, Alameda, CA 94501, for a lease payment of approximately $6,300 per month. Under this lease, we are required to pay a percentage of the property taxes, insurance and maintenance. The lease expires in July 2007 and we anticipate renewing the lease at that time. We believe this space is adequate for our current needs, and that additional space is available to us at a reasonable cost, if needed.


Item  3.  Legal  Proceedings

     We are not a plaintiff or defendant in any litigation, nor is any litigation threatened against us.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None.


Item 5. Market for Common, Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     Our stock is traded on the OTCBB. Our trading symbol is "PLBI." The following table sets forth the quarterly high and low bid price per share for our common stock. These bid and asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. Our fiscal year ends on December 31.

COMMON STOCK PRICE RANGE

YEAR AND QUARTER        HIGH    LOW
------------------------------------
2006:
-----

First  Quarter          $0.40  $0.20
Second  Quarter         $0.61  $0.29
Third  Quarter          $1.21  $0.55
Fourth  Quarter         $0.69  $0.17

2005:
-----

First  Quarter          $1.55  $0.37
Second  Quarter         $0.48  $0.32
Third  Quarter          $0.40  $0.20
Fourth  Quarter         $0.34  $0.14

-------------------------

     On April 12, 2007, the closing price of our stock was $0.20.

     On April 12, 2007, we had outstanding 26,685,673 shares of common stock and we had approximately 254 shareholders of record which includes shares held directly by shareholders and shares beneficially owned by shareholders who have deposited their shares into an account at a broker-dealer. Such deposited shares into a brokerage account are accumulated in a nominee account in the name of Cede, Inc.

     We have not paid any cash dividends on our common stock and we do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

     We have outstanding 8,000 shares of Series A Preferred Stock. We have no outstanding options, warrants, or convertible debt. Our Series A Preferred Stock pays dividends.

Sales  of  Securities

     Sales of Unregistered Securities in 2006:

     During the twelve months ended December 31, 2006, we sold 6,575,723 restricted common shares to foreign residents, for a total value of $1,882,314 cash and services. These securities were issued in private transactions, in reliance on the exemption from registration under the federal securities laws provided by Regulation S. We also sold to United States residents 812,400 shares of restricted common shares for a total value of $307,195 in cash and services in reliance on the exemption available under Section 4(2) of the 1933 Securities Act.

     The total amount of cash we received in 2006 for sale of restricted securities, both from foreign and United States residents was $1,065,052.

Proceeds of Sale from Registration of Our Common Stock

     We filed an SB-2 registration statement for 5,846,250 shares of our selling shareholders' common stock on September 11, 2006. This registration statement became effective on September 29, 2006. We do not receive proceeds from the sale of these shares by our selling shareholders. The selling shareholders may offer and sell their shares at a price and time determined by them. The market price of our common stock could drop if a substantial amount of these shares are sold in the public market.

Item  6.  Management's  Discussion  and  Analysis

INTRODUCTION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing elsewhere herein. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which contemplate our continuation as a going concern.

     We have incurred net losses of $1,716,680 in 2006 and $981,674 in 2005. Loans from our CEO were required to fund operations.

     Our independent auditors made a going concern qualification in their report dated April 13, 2007, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

     We have our primary office located in Alameda, California. During 2006 we created a presence in Quincy, Washington and Portland, Oregon by aligning ourselves with office spaces that were made available to us. These offices are used primarily for marketing and sales generation.

     Our business consists of the development, marketing and sales of the industrial, environmental, and residential systems through the United States which alter the properties of water to produce functional water. During 2006, we continued to import and resell systems manufactured by various Japanese companies; however, during the same time period the company started design, engineering, parts sourcing and assembly identification for developing its own brand labeled products. In Management's view, the company has successfully designed, engineered and developed five commercial systems and one residential unit. If the company can raise sufficient capital, of which there is no assurance, management believes these units will be ready for market introduction during the second quarter of 2007.

     We continue to raise funds to bring inventory to market. The company in late 2006 started a dialogue with a funding sourcing entity to raise $10,000,000 to advance its market-ready products to production and revenue. These negotiations have been finalized in the first quarter of 2007.

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

     We  recognize  revenue  when  all  four  of the following criteria are met:
(i)persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Our revenues are derived from sales of our industrial, environmental and residential systems, which alter the properties of water to produce functional water. We believe that this critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Our  fiscal  year  end  is  December  31.

RESULTS  OF  OPERATIONS-YEARS  ENDED  DECEMBER  31,  2006  AND  2005.

     We had revenue of $143,341 for the year ended December 31, 2006, compared to revenue of $328,200 for the year ended December 31, 2005. This was a decrease of 56%. We had a working capital deficit of $251,472 and $871,723 at December 31, 2006 and 2005, respectively.

     We had a net loss $1,716,680 for the year ended December 31, 2006 compared to a net loss of $981,674 for the year ended December 31, 2005. This increase in net loss was directly attributed to the following circumstances. (a) Expenses incurred in various consulting services that the company needed for marketing and public relations. (b) Expenses incurred in the development of its proprietary brand products consisting of 4 different antimicrobial systems, 1 commercial grade drinking water system, 1 hand disinfectant system, a disposable antimicrobial spray, and a produce misting/vegetable washing system. (c) Expenses incurred in various 3rd party testings to validate the efficacy of the company's waters. (d) Reduction to 2006 revenues due to a delayed product substitution process brought about by funding delays (e) Interest expenses and principal paid in retiring a note that was carried by the company to its current President.

     Cash used by operating activities was $762,118 for the year ended December 31, 2006 compared to cash used by operating activities of $250,646 for the year ended December 31, 2005. This increase in cash used by operating activities was due primarily to expenditures incurred in the development of the Company's own systems, third party testing and applications development expenditures.

LIQUIDITY

     As of December 31, 2006, we had cash on hand of $9,768. The Company had a working capital deficit of $251,472 and $871,723 at December 31, 2006 and 2005, respectively. Our growth is dependent on attaining profit from our operations and our raising of additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products to generate a profit.

    At December 31, 2006 and 2005, the outstanding principal on all stockholder loans was $270,642 and $484,642 respectively, and accrued interest was $51,554 and $37,154 annually. During 2006, we paid in full stockholder loans of a principal amount of $287,852.

     As of December 31,2006, one stockholder agreed to consolidate all outstanding notes due to him and to extend the time for repayment of interest and principal to December 31, 2009. Total amount due to this stockholder under the consolidated note is $270,642 in principal and $51,554 in interest. Interest will continue to accrue at 7% per annum.

     The company raised $1,065,052 from the sale of common stock in 2006, compared to $20,000 from the sale of common stock in 2005.

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

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. The evaluation was prompted by the following communication from the Company's registered public accounting firm.

     In connection with its review of the Company's consolidated financial statements for ended December 31, 2006, Hansen, Barnett & Maxwell ("HB&M"), the Company's registered public accounting firm, advised the Audit Committee and management of internal control matters with respect to certain financial reporting controls that they considered to be a material weakness, which is described below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified
at   December  31,  2006  was  as  follows:

     A material weakness existed in our control environment relating to inadequate staffing of our technical accounting function, including a lack of sufficient personnel with skills, training and familiarity with certain complex technical accounting pronouncements that have or may affect our financial statements and disclosures.

     We considered these matters in connection with the annual closing process and the preparation of the December 31, 2006 consolidated financial statements included in this Form 10-KSB and determined that no prior period financial statements were materially affected by such matters. In response to the observations made by HB&M, we are in the process of implementing enhancements to our internal controls, accounting staff and procedures, which we believe address the matters raised by HB&M, including the retaining of additional outside consultants and employees who will have the skills, training and familiarity with certain complex technical accounting pronouncements appropriate to preparing our financial statements and disclosures.


Item 8B.  Other Information

     None.

Item 9. Directors and Executive Officers of the Registrant, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


EXECUTIVE OFFICERS AND DIRECTORS

Name                    Age                 Position
--------------------------------------------------------------------
Edward Alexander         55  Director, Chief Executive Officer,
                             Chief Financial Officer, and Secretary

Michael Fintan Ledwith   64  Director, Member of the Audit Committee

Gary Taylor              57  Director  and  President

     Edward Alexander has been our Chairman, a Director, Chief Executive Officer, Chief Financial Officer, and Secretary since 2002. He had been the owner and president of Proton Laboratories, LLC from January, 2001 until its merger with us. Proton Laboratories, LLC introduced an electrolytic water separation technology that has many uses in industry, product formulations and consumer products. From January 1997 to July 1998, Mr. Alexander served as owner and president of Advanced H2O, LLC. In July 1998, Mr. Alexander formed Advanced H2O, Inc. to specialize in bottled water production. Prior to 1997, Mr.
Alexander served as General Manager for Tomoe Incorporated and held various positions with various divisions of the U.S. Navy Resale System during the 22 years prior to 1993. In February 2002, the Securities and Exchange Commission accepted a settlement offer from Mr. Alexander and imposed a cease and desist order against Mr. Alexander from committing or causing any violation or future violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. This order was imposed in connection with a press release that Mr. Alexander was persuaded to authorize and release about Proton Laboratories, LLC by a business associate whom Mr. Alexander trusted at the time.

     Michael Ledwith has been our Director since 2002. He has been a member of the Audit Committee since June 2004. He has been semi-retired from daily business activities since 1998. He was Professor of Systematic Theology at the Pontifical University of Maynooth in Ireland from 1976 to 1994. He was later Dean of the Faculty, Head of Department and Editor of "The Irish Theological Quarterly." He was later appointed as a Consulting Editor of the renowned international review "Communion" and still serves in that capacity. He was appointed Vice-President of the University in 1980, re-appointed in 1983, and was appointed President in 1985. He served as Chairman of the Committee of Heads of the Irish Universities and was a Member of the Governing Bureau of the European University Presidents' Federation (CRE). He retired from his Professorship on September 30, 1996 and has since continued to pursue his interest in research, writing, and lecturing in the field of actualizing human potential. Since November 2001 he has been a partner in World of Star Stuff, which markets whole food products.

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

     The primary purpose of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors. The Audit Committee will meet privately with our Chief Accounting Officer and with our independent public accountants and evaluate the responses by the Chief Accounting Officer both to the facts presented and to the judgments made by our independent accountants. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties. The Purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to filing them with the Securities and Exchange Commission, or otherwise providing them to the public. The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. A majority of the members of the Audit Committee will be independent directors. The Audit Committee is objective, and reviews and assesses the work of our independent accountants and our internal audit department. The Audit Committee will review and discuss the matters required by SAS 61 and our audited financial statements for the year ended December 31, 2007 with our management and our independent auditors. The Audit Committee will receive the written disclosures and the letter from our independent accountants required by Independence Standards Board No. 1, and the Audit Committee will discuss with the independent accountant the independent accountant's independence.

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

                             Annual  Compensation        Long-Term Compensation
                                                               Awards                  Pay-Outs
                                                                      Securities
Name and                                                   Other        Under-
All                                                      Restricted     lying
Principal                                   Annual         Stock       Options      LTIP       Other
Position       Year     Salary   Bonus   Compensation     Award(s)       SARs     Payouts   Compensation
---------------------------------------------------------------------------------------------------------
Edward
Alexander
CEO,  CFO
                           $       $          $              $            #           $
             2006(1)     68,400     -0-            -0-           -0-                   -0-           -0-
             2005(2)     62,400     -0-            -0-           -0-                   -0-           -0-

Gary Taylor
President
2006                        -0-     -0-            -0-           -0-                   -0-
2005                        -0-     -0-            -0-           -0-                   -0-

--------------------------------
(1) Mr. Alexander's services were valued at $60,000 which was recorded as accrued wages. Mr. Alexander also received $8,400 as cash compensation.

(2) Mr. Alexander's services were valued at $60,000, which was recorded as accrued wages Mr. Alexander also received $2,400 as cash compensation.

OUTSTANDING STOCK OPTIONS

     We have not granted any options to purchase common stock and we do not have any outstanding options to purchase common stock.

COMPENSATION OF DIRECTORS

     No compensation was paid to outside directors in either 2005 or 2006. Ed Alexander, CEO and Chairman, did not receive compensation in addition to his salary for serving as a director in 2005 and 2006.

EMPLOYEE STOCK OPTION PLANS

     In June, 2005, the Board of Directors approved the "June 2, 2005 Stock and Stock Option Plan" which made available 1,500,000 shares of the company's common stock as incentive grants for consultants, directors and key employees. As of December 31, 2006, all shares available under the plan were granted to consultants to the company, and no shares were granted to officers and directors.

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

                                (a)                 (b)                   (c)
---------------------------------------------------------------------------------------
PLAN  CATEGORY:

Equity  compensation
plans  approved  by
security  holders               -0-                 n/a                   -0-

Equity  compensation
plans  not  approved  by
security  holders  (2)          -0-                 n/a                    --

    Total                       -0-                 n/a                   -0-

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of April 12, 2007, by: (i) each person (including any group) known by us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) and our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown. As of April 12, 2007, we had 26,685,673 shares of common stock outstanding.

Name                               Amount of Shares     Class of    Percentage
and Address                       Beneficially Owned   Securities    of Class
--------------------------------------------------------------------------------
Edward Alexander
1135 Atlantic Avenue, Suite 101
Alameda, CA 94501                          8,224,000  Common Stock        30.7%

Gary Taylor
333 S.E. 2ND AVE.
PORTLAND OR 97214                            156,400  Common Stock         0.6%

Michael Fintan Ledwith
6610 Churchill Rd. SE
Tenino, WA 98589                              40,000  Common Stock         0.1%

Executive Officers
As A Group(3 Persons)                      8,380,400  Common Stock        31.4%

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

     During 2006, notes of total principal amount of $168,000 that were due to our President and current director, Gary Taylor, and the principal and interest that was due on each of these notes have been paid in full.

     Our CEO, Ed Alexander, held a series of notes from the Company during fiscal years 2005 and 2006 which at fiscal year end of 2006 had total outstanding principal due of $270,642 and total accrued interest due of $51,554. As of December 31, 2006, our CEO agreed to consolidate all of these outstanding notes and to extend the term of repayment to December 31, 2009. Interest will continue to accrue on these notes at an interest rate of 7% per annum.


Item 13. Exhibits

Exhibit Number    Exhibit  Description
-----------------------------------------------------------------------

31                Certification pursuant to Section 13a-14 of CEO

32                Certification pursuant to Section 1350 of CEO


Item 14. Principal Accountant Fees and Services

OUR  INDEPENDENT  ACCOUNTANT

     In 2005, our Board of Directors selected as our independent accountant the CPA firm of Hansen, Barnett & Maxwell, a Professional Corporation ("HBM") of Salt Lake City, Utah. HBM audited our financial statements for the years ended December 31, 2006 and 2005. Our Audit Committee approved 100% of the work of HBM.

1.   AUDIT  FEES

     For the two years ended December 31, 2006 and 2005, HBM billed us the aggregate amount of $35,357 and $24,096, respectively, for professional services rendered for their audits of our annual financial statements for those years and their reviews of our quarterly financial statements for those years. We were not billed for professional services from any other accounting firm for audits or reviews done in 2006 and 2005.

2.   AUDIT-RELATED  FEES

     For the two years ended December 31, 2006 and 2005, we were billed $3,040 and $5,029, respectively, by HBM for audit-related fees.

3.   TAX  FEES

     For the two years ended December 31, 2006 and 2005, we were not billed by HBM for any tax fees.

4.   ALL  OTHER  FEES

     For the two years ended December 31, 2006 and 2005, we were not billed by HBM for any other professional services.

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

6.   AUDITOR'S  TIME  ON  TASK

     At least 50% of the work expended by HBM on our 2006 audit was attributed to work performed by HBM's full-time, permanent employees.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this FORM 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized in Alameda, California.


                                   PROTON LABORATORIES, INC.


April 16, 2007                     By:  /s/ Edward Alexander
                                        Edward  Alexander
                                        Director, Chief Executive Officer,
                                        Chief Financial Officer


     In accordance with the Exchange Act, this FORM 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 16, 2007                     By:  /s/ Edward Alexander
                                        Edward Alexander
                                        Director, Chief Executive Officer and
                                        Chief Financial Officer


April 16, 2007                     By:  /s/ Michael Fintan Ledwith
                                        Michael Fintan Ledwith
                                        Director


April 16, 2007                     By:  /s/ Gary Taylor
                                        Gary Taylor
                                        Director and President

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


                            PROTON LABORATORIES, INC.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005

                         HANSEN, BARNETT & MAXWELL, P.C.
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS


                                                                                                 PAGE

Report of Independent Registered Public Accounting Firm                                          F-2

Consolidated Balance Sheets - December 31, 2006 and 2005                                         F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005             F-4

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2005
and 2006                                                                                         F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005             F-6

Notes to Consolidated Financial Statements                                                       F-7

HANSEN, BARNETT & MAXWELL, P.C.
  A Professional Corporation                  REGISTERED WITH THE PUBLIC COMPANY
 CERTIFIED PUBLIC ACCOUNTANTS                     ACCOUNTING OVERSIGHT BOARD
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128                       an independent member of
   Phone: (801) 532-2200                                  BAKER TILLY
    Fax: (801) 532-7944                                  INTERNATIONAL
      www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Stockholders
Proton Laboratories, Inc. and subsidiaries

We have audited the consolidated balance sheets of Proton Laboratories, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proton Laboratories as of December 31, 2006 and 2005, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, has suffered reoccurring losses from operations and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 13, 2007

                            PROTON LABORATORIES, INC
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005


                                                                       2006          2005
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                               $     9,768   $     1,384
Accounts receivable, less allowance for doubtful accounts of
  $30,419 and $16,522, respectively                                        794        21,927
Inventory                                                              143,865        32,861
---------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                 154,427        56,172
---------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                  23,316        19,709
Equipment and machinery                                                238,776       161,833
Leasehold improvements                                                  11,323        11,323
  Accumulated depreciation                                             (69,550)      (45,820)
---------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                           203,865       147,045
---------------------------------------------------------------------------------------------
DEPOSITS                                                                 6,131         6,131
=============================================================================================
TOTAL ASSETS                                                       $   364,423   $   209,348
=============================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                   $    71,314   $   168,378
Accrued expenses                                                       266,079       252,769
Deferred revenue                                                        52,506        52,506
Preferred dividends payable                                             16,000         9,600
Stockholder loans, current portion                                           -       444,642
---------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                            405,899       927,895
---------------------------------------------------------------------------------------------
STOCKHOLDER LOANS, NET OF CURRENT PORTION                              270,642        40,000
=============================================================================================
TOTAL LIABILITIES                                                  $   676,541   $   967,895
=============================================================================================
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and
  outstanding, respectively; liquidation preference of $80,000
  and $0, respectively                                                  80,000        80,000
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                      -             -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 21,658,223 and 14,270,100 shares issued and
  outstanding, respectively                                              2,168         1,429
Additional paid in capital                                           4,045,371     1,856,601
Subscription receivable                                                (20,000)            -
Accumulated deficit                                                 (4,419,657)   (2,696,577)
---------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                                         (312,118)     (758,547)
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   364,423   $   209,348
=============================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                            PROTON LABORATORIES, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                       2006          2005
---------------------------------------------------------------------------------------------
SALES                                                              $   143,341   $   328,200

COST OF GOODS SOLD                                                     113,288       246,630
---------------------------------------------------------------------------------------------

GROSS PROFIT                                                            30,053        81,570
---------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including
  equity-based expenses of $1,063,931 and $459,040, respectively)    1,702,134       954,834
---------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                (1,672,081)     (873,264)
---------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
Interest income                                                          1,615           186
Interest expense                                                       (46,214)     (108,596)
---------------------------------------------------------------------------------------------
  NET OTHER EXPENSE                                                    (44,599)     (108,410)
---------------------------------------------------------------------------------------------

    NET LOSS                                                        (1,716,680)     (981,674)

PREFERRED STOCK DIVIDEND                                                (6,400)       (6,400)
---------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                             $(1,723,080)  $  (988,074)
---------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                                     $     (0.10)  $     (0.07)
---------------------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                                17,813,461    13,720,209
---------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these consolidated financial statements.

                                               PROTON LABORATORIES, INC
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

                               PREFERRED STOCK       COMMON STOCK     ADDITIONAL
                             ------------------  -------------------    PAID IN     SUBSCRIPTION    ACCUMULATED
                              SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL      RECEIVABLE       DEFICIT        TOTAL
------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2004      8,000  $80,000  12,975,000  $ 1,299  $ 1,350,616  $           -   $ (1,708,503)  $  (276,588)
Issuance of shares for
  interest expense                   -        -      47,500        5       27,070              -              -        27,075
Issuance of directors
  shares                             -        -     131,600       13       52,627              -              -        52,640
Issuance of shares for
  consulting services                -        -   1,016,000      102      406,298              -              -       406,400
Issuance of shares for
  cash                               -        -     100,000       10       19,990              -              -        20,000
Dividends declared                   -        -           -        -            -              -         (6,400)       (6,400)
Net loss for the period              -        -           -        -            -              -       (981,674)     (981,674)
------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2005      8,000   80,000  14,270,100    1,429    1,856,601              -     (2,696,577)     (758,547)
Issuance of shares for
  legal services                     -        -     352,400       35       81,017              -              -        81,052
Issuance of shares for
  consulting services                -        -   1,410,000      141    1,023,264              -              -     1,023,405
Issuance of shares for
  cash                               -        -   5,625,723      563    1,084,489        (20,000)             -     1,065,052
Dividends declared                   -        -           -        -            -              -         (6,400)       (6,400)
Net loss for the period              -        -           -        -            -              -     (1,716,680)   (1,716,680)
------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2006      8,000  $80,000  21,658,223  $ 2,168  $ 4,045,371  $     (20,000)  $ (4,419,657)  $  (312,118)
==============================================================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                            PROTON LABORATORIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                              2006         2005
----------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(1,716,680)  $(981,674)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                                 23,730      26,660
  Common stock issued for services                          1,063,931     459,040
  Amortization of loan costs                                        -      27,075
  Changes in operating assets and liabilities
    Accounts receivable                                        21,133     (11,294)
    Inventory                                                (111,004)      1,236
    Deferred revenue                                                -      52,506
    Accounts payable                                          (56,538)     33,598
    Accrued expenses                                           13,310     142,207
----------------------------------------------------------------------------------

  NET CASH FROM OPERATING ACTIVITIES                         (762,118)   (250,646)
----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of deposit                                                   -       5,000
Cash paid for deposit                                               -      (6,131)
Purchases of property and equipment                           (80,550)     (3,893)
----------------------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                          (80,550)     (5,024)
----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                          1,065,052      20,000
Proceeds from stockholder loans                                73,852     222,642
Payment on stockholder loans                                 (287,852)          -
----------------------------------------------------------------------------------
  NET CASH FROM FINANCING ACTIVITIES                          851,052     242,642
----------------------------------------------------------------------------------

NET INCREASE (DECREASE)  IN CASH                                8,384     (13,028)

CASH AT BEGINNING OF PERIOD                                     1,384      14,412
----------------------------------------------------------------------------------

CASH AT END OF PERIOD                                     $     9,768   $   1,384
----------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest                                    $    46,214   $ 108,596
No taxes were paid

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for prior period legal services  $    40,526   $  27,075
Accrual of preferred stock dividends                      $     6,400   $   6,400


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

BentleyCapitalCorp.com Inc. (Bentley) was incorporated in the State of Washington, U.S.A. on March 14, 2000. On November 15, 2002, Proton entered into an Agreement and Plan of Reorganization with Bentley whereby Proton merged with and into VWO I Inc. (VWO), a wholly owned subsidiary of Bentley (the "Merger"). In April 2004 the subsidiary changed its name to Water Science, Inc.

For financial statement purposes Proton is considered the parent corporation and originally elected to maintain BentleyCapitalCorp.com, Inc as its business name. In December 2003 the Company's board elected to change its name to Proton Laboratories, Inc., and hereafter collectively referred to as the "Company".

CONSOLIDATION POLICY - The accompanying consolidated financial statements reflect the financial position of and operations for Proton and its subsidiaries as of and for the years ended December 31, 2006 and 2005. All significant intercompany transactions have been eliminated in consolidation.

NATURE  OF  OPERATIONS  -  The  Company's  operations  are  located  in Alameda,
California. The core business of the Company consists of the design, manufacturing, marketing, sales and integration of the Company's industrial, environmental and residential systems throughout the United States of America which alter the properties of water to produce functional water. During 2006, the company switched from an exclusive importer and master distributor of these products to becoming a design, engineering, manufacturing, marketing and seller of these products to companies in which uses for the product range from food processing to retail water sales. Additionally, the Company formulates intellectual properties under licensing agreements, supplies consumer products, consults on projects utilizing functional water, facilitates between manufacturer and industry and acts as educators on the benefits of functional electrolyzed water.

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

FINANCIAL INSTRUMENTS -The Company is subject to concentration of credit risk with respect to sales primarily in the functional water industry. Accounts receivable are generally unsecured. The Company normally obtains payments from customers prior to delivery of the related products. Otherwise, the Company does not require collateral for accounts receivable.

The carrying value of the stockholder loans approximates fair value based on it bearing interest at a rate which approximates market rates.

BUSINESS CONDITION - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $1,716,680 and $981,674 for the years ended December 31, 2006 and 2005, respectively. The Company had a working capital deficit of $251,472 and $871,723 at December 31, 2006 and 2005, respectively. Loans from the Company's shareholders have been required to fund operations. These conditions raise a

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is, and has been, working towards raising public funds to expand its marketing and revenues. During the fourth quarter of 2006, the Company has spent considerable time in advancing discussions with U.S. product manufacturing and U.S. marketing and sales groups for manufacturing and distribution into domestic and overseas markets. The Company has also spent considerable time and financial resources in the development of its proprietary brand and electrolysis systems utilizing Japanese engineering and assembly. During 2007, the Company is planning to begin its marketing and sales efforts with a completely new line of products and applications.

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

PROPERTY AND EQUIPMENT - Equipment, and furniture and fixtures are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 3 to 7 years. Depreciation expense for the years ended December 31, 2006 and 2005, was $23,730 and $26,660, respectively. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed and any resulting gain or loss is recognized in the statement of operations.

Long-lived assets are reviewed for impairment yearly. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, no impairment was considered necessary during the years ended December 31, 2006 or 2005.

INCOME TAXES - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. That will result in taxable or deductible amounts in future years when the reported

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

amounts of the assets or liabilities are recovered. These deferred tax assets and or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances and adjustments are provided as necessary.

ADVERTISING - The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense for the year ended December 31, 2006 and 2005 was $8,137 and $2,055, respectively.

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

BASIC AND DILUTED LOSS PER COMMON SHARE - Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of Series A convertible preferred shares and common shares outstanding to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares are anti-dilutive. 2,008,000 potential common shares from convertible preferred stock have not been included as they are anti-dilutive.

NEW ACCOUNTING STANDARDS - In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves. The Company will be required to adopt this Interpretation as of January 1, 2007. The
Company  is  still  evaluating  the  impact  of  the  adoption  of  FIN  48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In  September  2006,  the  Securities  and  Exchange  Commission  issued  Staff
Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on the Company's consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholder  loans  as of December 31, 2006 and 2005 consisted of the following:

                                                                      2006      2005
======================================================================================

Note payable to President; settled during the year ended
  December 31, 2006                                                 $      -  $168,500

Note payable to CEO and majority shareholder; principal and
  interest due December 2009; interest is accrued at 7% per annum;
  unsecured.                                                         270,642   276,142

Note payable to shareholder; settled during the year end 12-31-06          -    40,000
                                                                    ------------------

    TOTAL STOCKHOLDER LOAN                                           270,642   484,642

    Less: Current Portion                                                  -   444,642
--------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOAN - LONG TERM                              $270,642  $ 40,000
======================================================================================

The following table shows the schedule of principal payments under shareholder loans as of December 31, 2006:

YEAR ENDING DECEMBER 31,  PAYMENTS
------------------------  ---------
         2007             $       -
         2008                     -
         2009               270,642
                          ---------
                          $ 270,642
                          =========

The note payable to the president was issued in March 2005 in the amount of $164,000 and was originally due in May 2005. During 2005, the due date was extended to May 2006. The original terms of the loan provided for an interest payment of $28,500 or 106% per annum. The interest rate for the extension period is 30% on the original principal balance. In October 2005, the Company obtained an additional $4,500 from the same lender under the same terms. In addition, the Company issued the lender 47,500 shares of common stock, which was recorded as a $27,075 loan cost and was amortized over the original term of the note. During 2006, the note payable and accrued interest were paid to the President in full.

At December 31, 2006 and 2005, the accrued interest relating to stockholder loans was $51,554 and $97,575, respectively.

During the years ended December 31, 2006 and 2005, the Company accrued $60,000 as salaries payable to the Company's CEO, resulting in $195,091 and $135,091 of salaries payable at December 31, 2006 and 2005, respectively.

NOTE  4  -  INCOME  TAXES

There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset at December 31, 2006 and 2005 are as follows:

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                                   2006         2005
=======================================================================
Net operating loss carryforward                $ 1,289,066   $ 654,778
Bad debt reserve                                    11,748       6,381
Accrued salaries                                    75,344      52,172
Less: valuation allowance                       (1,376,158)   (713,331)
-----------------------------------------------------------------------

NET DEFERRED TAX ASSET                         $         -   $       -
=======================================================================

For tax reporting purposes, the Company has net operating loss carry forwards in the amount of $3,374,643 which will begin expiring in 2022.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2006 and 2005:

                                                   2006         2005
=======================================================================
Benefit as statutory rate (34%)                $  (583,671)  $(231,769)
Non-deductible expenses                                155       1,436
Change in valuation allowance                      662,827     261,826
State tax benefit, net of federal tax effect       (79,311)    (31,493)
-----------------------------------------------------------------------

NET BENEFIT FROM INCOME TAXES                  $         -   $       -
=======================================================================

NOTE  5  -  PREFERRED  STOCK

On December 31, 2006 and 2005 the company had 400,000 shares of preferred stock designated as Series A convertible preferred stock. The holders of Series A convertible preferred stock are entitled to a cumulative dividend of 8% per year in cash payable in arrears. The holders of Series A convertible preferred stock may convert any or all of their shares plus all accrued dividends on the preferred stock into common stock at any time. Each share of preferred stock may be converted into 5 shares of common stock. The holder will receive one share of common stock for $2 of accrued dividends.

Upon the liquidation, dissolution or winding up of the Company, holders of Series A convertible preferred stock, are entitled to receive, out of legally available assets, a liquidation preference of $10 per share, plus an amount equal to any unpaid dividends through the payment date, before any payment or distribution is made to holders of common stock. The holders of Series A convertible preferred stock are not entitled to vote.

At December 31, 2006 and 2005, dividends payable was $16,000 and $9,600, respectively.

NOTE  6  -  COMMON  STOCK

During May through September 2006, the Company issued 5,625,723 shares of common stock for cash proceeds of $1,065,052 and a stock subscription of $20,000 at prices ranging from $0.11 to $0.34 per share. The proceeds received are net $41,025 of offering costs paid and include 666,250 shares issued to finders as offering costs.

In July and August 2006 the Company issued 1,410,000 shares of common stock for marketing and sales expense through December 31, 2006. The value of the shares was $1,023,405 based on market prices ranging from $0.62 to $0.74 per share which was the market price of the Company's common stock on the dates of issuance.

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

In March 2006 the Company issued 352,400 shares of common stock for payment of legal fees. The value of the shares issued was $81,052, based on a market price on date of issuance of $0.23. $40,526 of this amount is related to services rendered during the year ended December 31, 2005.

During the year ended December 31, 2005, the Company issued 131,600 shares of its common stock to a director for compensation of services. The shares were valued at $52,640, based on the market price on date of issuance of $0.40.

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

In August 2006, the Company entered into an agreement with Innovative Design and Technology to design, engineer and assemble five separate systems under the Company's proprietary designs and label. As of December 31, 2006 the company had incurred and expensed $176,466 of product development costs under this agreement.

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

For the years ended December 31, 2005 and 2006, the Company had not drawn funds under the equity line. The Company has paid the Equity Line Investor $10,000 as a documentation fee for the equity line, which is to be netted against funds drawn. No funds have been drawn and the Company's intends not to draw on the equity line, this documentation fee was expensed during the year ended December 31, 2005.

OPERATING LEASES - The Company currently leases office and storage space from a third party. On July 1, 2005, the Company entered into a lease agreement to pay monthly lease payments of $6,131 until June 30, 2006 and $6,335 from July 1, 2006 through June 30, 2007.

As of December 31, 2006 the company had six remaining months of future lease payments under operating lease obligations totaling $38,010.

Rent expense for the years ended December 31, 2006 and 2005 was $87,153 and $45,649, respectively.

MAJOR CUSTOMER - During the year ended December 31, 2006, sales to five customers accounted for 45% of total sales. As of December 31, 2006, $11,370 was due from these customers. During the year ended December 31, 2005, sales to three customers accounted for 39% of total sales. As of December 31, 2005, $4,573 was due from these customers.

                            PROTON LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

MAJOR VENDOR - During the year ended December 31, 2006, purchases from four vendors accounted for 95% of total inventory purchases. As of December 31, 2006, amounts due to these vendors accounted for 0% of accounts payable. During the year ended December 31, 2005, purchases from four vendors accounted for 96% of total inventory purchases. As of December 31, 2005, amounts due to these vendors accounted for 35% of accounts payable.

NOTE  8  -  SUBSEQUENT  EVENTS

During January through March 31, 2007 the Company issued 5,412,300 shares of restricted common stock for various services and agreements. The value of the shares was $1,930,674 based on market prices ranging from $0.30 to $0.38 per share which was the market price of the Company's common stock on the dates of issuance.

On February 20, 2007, the Board of Directors of Proton Laboratories, Inc. (the "Company") ratified an exclusive Marketing, Distribution and Sales Agreement ("Marketing Agreement") and a Manufacturing and Packaging Agreement
("Manufacturing Agreement"), each made with Aqua Thirst, Inc. Through the enactment of these agreements, the Company has been able to acquire the two key components necessary to strengthen its infrastructure for the manufacturing, marketing and sales of its products and applications.