Form 10QSB
period 2007-03-31
PROTON LABORATORIES INC
filed 2007-05-18
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended Marcy 31, 2007

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

     On May 16, the registrant had outstanding 26,470,523 Common Stock, $0.0001 par value per share.

     Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

CONTENTS

                                                                      PAGE NO.
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              1

ITEM 3T.    Controls and Procedures                                    4

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                          5

ITEM 2.     Changes in Securities                                      5

ITEM 3.     Defaults Upon Senior Securities                            5

ITEM 4.     Submission of Matters to a Vote of Security Holders        5

ITEM 5.     Other information                                          5

ITEM 6.     Exhibits and Reports on Form 8-K                           5

            Signatures                                                 6

Certifications

PART I.     FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS


                                                                      PAGE
Condensed Consolidated Balance Sheets - March 31, 2007 and
  December 31, 2006 (Unaudited)                                       F-1

Condensed Consolidated Statements of Operations for the three
  and nine months ended March 31, 2007 and 2006 (Unaudited)           F-2

Condensed Consolidated Statements of Cash Flows for the nine months
  ended March 31, 2007 and 2006 (Unaudited)                           F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)      F-4

                                        PROTON LABORATORIES, INC
                           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       MARCH 31,    DECEMBER 31,
                                                                            2007            2006
=================================================================================================
ASSETS
CURRENT ASSETS
Cash                                                                 $     7,469   $       9,768
Accounts receivable, less allowance for doubtful accounts of
  $24,586 and $30,419, respectively                                        2,119             794
Inventory                                                                115,938         143,865
-------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                   125,526         154,427
-------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                    23,316          23,316
Equipment and machinery                                                  242,330         238,776
Leasehold improvements                                                    11,323          11,323
Accumulated depreciation                                                 (80,184)        (69,550)
-------------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                             196,785         203,865
-------------------------------------------------------------------------------------------------
DEPOSITS                                                                   6,131           6,131
=================================================================================================
TOTAL ASSETS                                                         $   328,442   $     364,423
=================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                     $    48,169   $      71,314
Accrued expenses                                                         287,171         266,079
Deferred revenue                                                          52,506          52,506
Preferred dividends payable                                               17,600          16,000
-------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                              405,446         405,899
-------------------------------------------------------------------------------------------------
STOCKHOLDER LOANS, NET OF CURRENT PORTION                                307,642         270,642
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    $   713,088   $     676,541
=================================================================================================
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and outstanding;
  liquidation preference of $80,000 and $0, respectively                  80,000          80,000
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                        -               -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 26,470,523 and 21,658,223 shares issued and
  outstanding, respectively                                                2,649           2,168
Additional paid in capital                                             5,515,441       4,045,371
Stock subscription receivable                                            (20,000)        (20,000)
Accumulated deficit                                                   (5,962,736)     (4,419,657)
-------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                                           (384,646)       (312,118)
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   328,442   $     364,423
=================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31, 2007                     2007          2006
====================================================================================
SALES                                                     $    51,741   $    50,922

COST OF GOODS SOLD                                             29,800        44,292
------------------------------------------------------------------------------------

GROSS PROFIT                                                   21,941         6,630
------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative expenses (including
  equity-based expenses of $0 and $40,526, respectively)       87,538       128,030
Product development costs (including  equity-based
  expenses of $1,470,551 and $0, respectively)              1,470,551             -
------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                       (1,536,148)     (121,400)
------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
  Interest income                                                  53            25
  Interest expense                                             (5,384)      (17,737)
------------------------------------------------------------------------------------
  NET OTHER EXPENSE                                            (5,331)      (17,712)
------------------------------------------------------------------------------------

    NET LOSS                                               (1,541,479)     (139,112)

PREFERRED STOCK DIVIDEND                                       (1,600)       (1,600)
------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                    $(1,543,079)  $  (140,712)
====================================================================================

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                            $     (0.07)  $     (0.01)
====================================================================================

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                       22,721,415    14,337,412
====================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PROTON LABORATORIES, INC
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31,                2007         2006
========================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $(1,541,479)  $(139,112)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                       10,634       7,649
  Common stock issued for services                1,470,551      40,526
  Changes in operating assets and liabilities
    Accounts receivable                              (1,325)      8,319
    Inventory                                        27,927       4,139
    Accounts payable                                (23,145)    (28,644)
    Accrued expenses                                 21,092      33,286
------------------------------------------------------------------------

  NET CASH FROM OPERATING ACTIVITIES                (35,745)    (73,837)
------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                  (3,554)          -
------------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                 (3,554)          -
------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans                      37,000      73,852
------------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES                 37,000      73,852
------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                      (2,299)         15

CASH AT BEGINNING OF PERIOD                           9,768       1,384
------------------------------------------------------------------------

CASH AT END OF PERIOD                           $     7,469   $   1,399
========================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for accrued legal services         $         -   $  40,526
Accrual of preferred stock dividends            $     1,600   $   1,600

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

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2006 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred losses applicable to common shareholders of $1,543,079 for the three months ended March 31, 2007. For March 31, 2007 and December 31, 2006 the Company had working capital deficits of $279,920 and $251,472, respectively. Loans and equity funding were required to fund operations.

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

On February 20, 2007, the Board of Directors of Proton Laboratories, Inc. (the "Company") ratified an exclusive Marketing, Distribution and Sales Agreement ("Marketing Agreement") and a Manufacturing and Packaging Agreement
("Manufacturing Agreement"), each made with Aqua Thirst, Inc. Through the enactment of these agreements, the Company has been able to acquire what is views as key components necessary to strengthen its infrastructure for the manufacturing, marketing and sales of its products and applications.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

Stockholder loans as of March 31, 2007 and December 31, 2006 consist of the following:

                                                                      2007      2006
======================================================================================

Note payable to CEO and majority shareholder; principal and
  interest due December 2009; interest is accrued at 7% per annum;
  unsecured.                                                        $287,642  $270,642

Note payable to shareholder; principal and interest due
  December 2009; interest is accrued at 7% per annum; unsecured.      20,000         -
                                                                    ------------------

    TOTAL STOCKHOLDER LOANS                                          307,642   270,642

    Less: Current Portion                                                  -         -
--------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOANS - LONG TERM                             $307,642  $270,642
======================================================================================

During the three months ended March 31, 2007, two shareholders advanced the Company $37,000. The Company did not make any payments on notes during the three months ended March 31, 2007.

At March 31, 2007, the Company had accrued interest relating to shareholder loans of $56,938.

During the three months ended March 31, 2007, the Company accrued $15,000 as salaries payable to the company's CEO, resulting in $210,091 of salaries payable at March 31, 2007.

NOTE  4  -  COMMON  STOCK

During January through March 31, 2007 the Company issued 4,812,300 shares of common stock for various services and agreements. The value of the shares was $1,470,551 based on market prices ranging from $0.30 to $0.37 per share which was the market price of the Company's common stock on the dates of issuances.

NOTE  5  -  COMMITMENTS

PRODUCTION AGREEMENT - In June 2005, the Company entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay the Company 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. As of March 31, 2007, Mitachi had paid 6,000,000 Yen, or $52,506, for the above mentioned distribution rights. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

EQUITY LINE - In March 2007, the Company entered into an equity line agreement with EFUND SMALL CAP FUND II, LP, a Nevada Limited Partnership, (the "Equity Line Investor"). Under the equity line, the Company has the right to draw up to $10,000,000 from the Equity Line Investor. The Company is entitled to draw funds and to "put" to the Equity Line Investor shares of the Company's common stock in lieu of repayment of the draw. The Equity Line Investor has registration rights related to any common stock purchased under the equity line agreement.

NOTE  6  -  SUBSEQUENT  EVENTS

During April 2007, the Company issued 200,000 shares of common stock for services rendered.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

INTRODUCTION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the accompanying notes thereto for the year ended December 31, 2006 which appear in our Form 10-KSB for the year then ended, and our unaudited financial statements for the quarter ended March 31, 2007 and the accompanying notes thereto and the other financial information appearing elsewhere herein. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the USA, which contemplates our continuation as a going concern. We have incurred losses applicable to common shareholders of $1,543,079 for the three months ended March 31, 2007. We had working capital deficit of $279,920 at March 31, 2007. Loans and equity funding were required to fund operations.

     We had a stockholder deficit of $384,646 at March 31,2007 and a stockholders deficit of $312,118 at December 31, 2006.

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

     In February, 2007, the Company entered into an exclusive Marketing, Distribution and Sales Agreement and a Manufacturing and Packaging Agreement with Aqua Thirst, Inc. These agreements effectively provide that the Company will have access to Aquathirst's product distribution channels in domestic and international markets. These distribution channels will cover residential, cosmetic, medical, agricultural, food processing and consumer product areas.

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

     Our  fiscal  year  end  is  December  31.

     At March 31, 2007, we had accrued interest relating to shareholder loans of $56,938 and outstanding principal due to shareholder loans of $307,642.

     During the three months ended March 31, 2007 we accrued $15,000 as salaries payable to our CEO, resulting in $210,091 of salaries payable at March 31, 2007.

RESULTS  OF  OPERATIONS-Three  Months  ended  March  31,  2007  and  2006.

     We had revenue of $51,741 for the three months ended March 31, 2007 compared to revenue of $50,922 for the three months ended March 31, 2006. During the period that the company is developing its new line of products, the revenue base will remain fairly consistent.

     We incurred a net loss of $1,541,479 for the three months ended March 31, 2007 and a net loss of $139,112 for the three months ended March 31, 2006. This was an increase in net loss attributable to in-kind consultant compensation expenses incurred in the sourcing of manufacturing, marketing and sales infrastructure necessary for the company.

     Cash used by operating activities was $35,745 for the for the three months ended March 31, 2007 compared to cash used by operating activities of $73,837 for the three months ended March 31, 2006.

     We   had  total  assets at March 31, 2007 of $328,442, compared to $364,423 at December 31, 2006. During the period that the company is developing its new line of products, the total asset base will remain fairly consistent.

LIQUIDITY

     At March 31, 2007, we had cash on hand of $7,469. Our growth is dependent on our attaining profit from our operations and our raising of additional capital either through the sale of stock or borrowing funds. There is no assurance that we will be able to raise any equity financing or sell any of our products to generate a profit.

     At  March  31,  2007,  we  owed  stockholder  loans  of  $307,642.

     In 2007, we entered into an equity line of credit with a private investor by which we have the right to draw an aggregate of up to $10,000,000 from time to time. As of March 31, 2007 we had not drawn funds under the equity line.

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

Item  3T.  Controls  and  Procedures

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

     In connection with its review of the Company's consolidated financial statements for the quarter ended March 31, 2007, Hansen, Barnett & Maxwell ("HB&M"), the Company's registered public accounting firm, advised the Audit
Committee and management of internal control matters with respect to certain financial reporting controls that they considered being a material weakness, which is described below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified at March 31, 2007 was as follows:

     A material weakness existed in our control environment relating to inadequate staffing of our technical accounting function, including a lack of sufficient personnel with skills, training and familiarity with certain complex technical accounting pronouncements that have or may affect our financial statements and disclosures.

     We considered these matters in connection with the condensed closing process and the preparation of the March 31, 2007 consolidated financial statements included in this Form 10-QSB and determined that no prior period financial statements were materially affected by such matters. In response to the observations made by HB&M, we are in the process of implementing enhancements to our internal controls, accounting staff and procedures, which we believe address the matters raised by HB&M, including the retaining of additional outside consultants and employees who will have the skills, training and familiarity with certain complex technical accounting pronouncements appropriate to preparing our financial statements and disclosures.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

None.

ITEM 2.  CHANGES  IN  SECURITIES.

During January through March 31, 2007 the Company issued 4,812,300 shares of restricted common stock for various services and agreements. The value of the shares was $1,470,551 based on market prices ranging from $0.30 to $0.37 per share which was the market price of the Company's common stock on the dates of issuances. These securities were issued in private transactions, with respect to Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to U.S. citizens, in reliance on the exemption available under Section 4(2) of the 1933 Act.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

NONE.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM 5.  OTHER  INFORMATION

N/A

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

NONE

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PROTON LABORATORIES, INC.
                                      (REGISTRANT)


Date:  May 18, 2007                   By:  /s/ Ed Alexander
                                           -----------------------------------
                                           ED ALEXANDER,
                                           Chief Executive Officer and President