Form 10QSB
period 2007-06-30
PROTON LABORATORIES INC
filed 2007-08-21
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the quarterly period ended June 30,2007

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

     On August 17, 2007, the registrant had outstanding 29,070,523 Common Stock, $0.0001 par value per share.

     Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

CONTENTS


                                                                                       PAGE NO.
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheet (unaudited)

            Condensed  Consolidated Statements of Operations (unaudited)

            Condensed Consolidated Statement of Stockholders' Deficit (unaudited)

            Condensed Consolidated Statements of Cash Flows (unaudited)

            Notes to  Condensed Consolidated Financial Statements (unaudited)

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

ITEM 3.     Controls and Procedures

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

ITEM 2.     Changes in Securities

ITEM 3.     Defaults Upon Senior Securities
ITEM  4.    Submission of Matters to a Vote of Security Holders

ITEM 5.     Other information

ITEM 6.     Exhibits and Reports on Form 8-K

            Signatures

Certifications

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                            PROTON LABORATORIES, INC.
                                TABLE OF CONTENTS


                                                                     PAGE
Condensed Consolidated Balance Sheets - June 30, 2007 and
  December 31, 2006 (Unaudited)                                      F-1

Condensed Consolidated Statements of Operations for the three
  and six months ended June 30, 2007 and 2006 (Unaudited)            F-2

Condensed Consolidated Statements of Cash Flows for the six months
  ended June 30, 2007 and 2006 (Unaudited)                           F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)     F-4

                            PROTON LABORATORIES, INC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                        JUNE 30,     DECEMBER 31,
                                                                           2007             2006
=================================================================================================
ASSETS
CURRENT ASSETS
Cash                                                                 $     1,710   $       9,768
Accounts receivable, less allowance for doubtful accounts of
  $24,586 and $30,419, respectively                                          360             794
Inventory                                                                100,764         143,865
-------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                   102,834         154,427
-------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                    23,316          23,316
Equipment and machinery                                                  242,330         238,776
Leasehold improvements                                                    11,323          11,323
Accumulated depreciation                                                 (90,566)        (69,550)
-------------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                             186,403         203,865
-------------------------------------------------------------------------------------------------
DEPOSITS                                                                   6,131           6,131
=================================================================================================
TOTAL ASSETS                                                         $   295,368   $     364,423
=================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                     $   154,892   $      71,314
Accrued expenses                                                         307,554         266,079
Deferred revenue                                                          52,506          52,506
Preferred dividends payable                                               19,200          16,000
-------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                              534,152         405,899
-------------------------------------------------------------------------------------------------
STOCKHOLDER LOANS, NET OF CURRENT PORTION                                307,642         270,642
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    $   841,794   $     676,541
=================================================================================================
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and outstanding;
  liquidation preference of $80,000 and $0, respectively                  80,000          80,000
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                        -               -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 26,470,523 and 21,658,223 shares issued and
  outstanding, respectively                                                2,649           2,168
Additional paid in capital                                             5,515,442       4,045,371
Stock subscription receivable                                            (20,000)        (20,000)
Accumulated deficit                                                   (6,124,517)     (4,419,657)
-------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                                           (546,426)       (312,118)
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   295,368   $     364,423
=================================================================================================


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           PROTON LABORATORIES, INC
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                  ==========================  ==========================
                                                                      2007          2006          2007          2006
========================================================================================================================
SALES                                                             $    27,298   $    33,639   $    79,039   $    84,561

COST OF GOODS SOLD                                                     18,455        26,187        48,255        70,479
------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                            8,843         7,452        30,784        14,082
------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative expenses (including
  equity-based expenses of $0, $0, $0 and $40,526, respectively)      163,701       124,011       251,239       252,041
Product development costs (including  equity-based
  expenses of $0, $0, $1,470,551 and $0, respectively)                      -             -     1,470,551             -
------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                 (154,858)     (116,559)   (1,691,006)     (237,959)
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
  Interest income                                                          59           175           112           200
  Interest expense                                                     (5,382)      (15,044)      (10,766)      (32,781)
------------------------------------------------------------------------------------------------------------------------
  NET OTHER EXPENSE                                                    (5,323)      (14,869)      (10,654)      (32,581)
------------------------------------------------------------------------------------------------------------------------

    NET LOSS                                                         (160,181)     (131,428)   (1,701,660)     (270,540)

PREFERRED STOCK DIVIDEND                                               (1,600)       (1,600)       (3,200)       (3,200)
------------------------------------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                            $  (161,781)  $  (136,228)  $(1,704,860)  $  (273,740)
========================================================================================================================

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                                    $     (0.01)  $     (0.01)  $     (0.07)  $     (0.02)
========================================================================================================================

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                               26,470,523    15,483,316    24,616,797    14,914,666
========================================================================================================================


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


FOR THE SIX MONTHS ENDED JUNE 30,                   2007         2006
========================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $(1,701,660)  $(270,540)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                       21,016      15,603
  Common stock issued for services                1,470,551      40,526
  Changes in operating assets and liabilities
    Accounts receivable                                 434       6,906
    Inventory                                        43,102      (3,688)
    Accounts payable                                 83,578     (33,151)
    Accrued expenses                                 41,475      64,271
------------------------------------------------------------------------

  NET CASH FROM OPERATING ACTIVITIES                (41,504)   (180,073)
------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                  (3,554)          -
------------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                 (3,554)          -
------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net               -     401,959
Proceeds from stockholder loans                      37,000      73,852
Payment on note payable                                   -    (267,852)
------------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES                 37,000     207,959
------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                      (8,058)     27,886

CASH AT BEGINNING OF PERIOD                           9,768       1,384
------------------------------------------------------------------------

CASH AT END OF PERIOD                           $     1,710   $  29,270
========================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for accrued legal services         $         -   $  40,526
Accrual of preferred stock dividends            $     3,200   $   3,200


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

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2006 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

                            PROTON LABORATORIES, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE  2  -  BUSINESS  CONDITION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred losses applicable to common shareholders of $1,704,860 for the six months ended June 30, 2007. For June 30, 2007 and December 31, 2006 the Company had working capital deficits of $431,318 and $251,472, respectively. Loans and equity funding were required to fund operations.

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

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

Stockholder loans as of June 30, 2007 and December 31, 2006 consist of the following:

                                                                            2007      2006
==========================================================================================
Note payable to CEO and majority shareholder; principal and
  interest due December 2009; interest is accrued at 7% per annum;
  unsecured.                                                            $287,642  $270,642

Note payable to shareholder; principal and interest due
  December 2009; interest is accrued at 7% per annum; unsecured.          20,000         -
------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOAN                                               307,642   270,642

    Less: Current Portion                                                      -         -
------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOAN - LONG TERM                                  $307,642  $270,642
==========================================================================================

During the six months ended June 30, 2007, two shareholders advanced the Company $37,000. The Company did not make any payments on notes during the six months ended June 30, 2007.

At June 30, 2007, the Company had accrued interest relating to shareholder loans of $62,321.

                            PROTON LABORATORIES, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2007, the Company accrued $30,000 as salaries payable to the company's CEO, resulting in $225,091 of salaries payable at June 30, 2007.

NOTE  4  -  COMMON  STOCK

During January through June 30, 2007 the Company issued 4,812,300 shares of common stock for various services and agreements. The value of the shares was $1,470,551 based on market prices ranging from $0.30 to $0.37 per share which was the market price of the Company's common stock on the dates of issuances.

NOTE  5  -  COMMITMENTS

PRODUCTION AGREEMENT - In June 2005, the Company entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay the Company 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. As of June 30, 2007, Mitachi had paid 6,000,000 Yen, or $52,506, for the above mentioned distribution rights. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

EQUITY LINE - In June 2007, the Company terminated an equity line of credit agreement with a private investment fund. No funds were drawn down on this equity line, and no shares of stock were sold to the investment fund.

NOTE  6  -  SUBSEQUENT  EVENTS

On July 1, 2007, the Company entered into a lease agreement to pay monthly lease payments of $3,852 until June 30, 2008 and $3,966 from July 1, 2009 through June 30, 2009.

Future minimum lease payments under operating lease obligations as of June 30, 2007 were as follows:

               Year Ending December 31,
                        2007                                    $23,109
                        2008                                     46,903
                        2009                                     23,794
               --------------------------------------------------------
                        Total                                   $93,806
               --------------------------------------------------------

     During July 2007, the Company entered into an agreement with Legacy Media, LLC in connection with the agreement Legacy Media, LLC has been granted 2.6 million shares of the Company's restricted common stock to provide investor relations services. Legacy Media, LLC has also been issued a convertible note by the Company in the amount of $250,000 repayable at 8% interest by January 2007. If payment is not received by the due date Legacy Media, LLC has the option to convert this note into restricted voting common stock of the Company, at the lesser of (i) 50% of the lowest closing bid price during 15 days prior to conversion or (ii) 100% of the average of the five lowest closing bid prices for 30 Trading Days immediately following any reverse split in the stock price. All of Legacy Media, LLC's shares may be registered in an SB-2 filing at its request.

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

INTRODUCTION
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the accompanying notes thereto for the year ended December 31, 2006 which appear in our Form 10-KSB for the year then ended, and our unaudited financial statements for the three and six months ended June 30, 2007 and the accompanying notes thereto and the other financial information appearing elsewhere herein.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the USA, which contemplates our continuation as a going concern. We have incurred losses applicable to common shareholders of $1,704,860 for the six months ended June 30, 2007. We had working capital deficit of $431,318 at June 30, 2007. Loans and equity funding were required to fund operations. We had a stockholder deficit of $546,426 at June 30,2007 and a stockholders deficit of $312,118 at December 31, 2006.

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

Our business consists of the development, marketing and sales of the industrial, environmental, and residential systems through the United States which alter the properties of water to produce functional water. During 2006, we continued to import and resell systems manufactured by various Japanese companies; however, during the same time period the company started design, engineering, parts sourcing and assembly identification for developing its own brand labeled products. In Management's view, the company has successfully designed, engineered and developed five commercial systems and one residential unit. We need to raise more funds to bring our residential counter top unit to market, and there is no assurance that such funds can be raised. The Company believes the food safety commercial unit will be ready for market introduction during the third quarter of 2007,following certification by an independent underwriters laboratory. We are prioritizing the marketing and distribution of our food safety commercial unit which can also have applications in the medical, dental and sports facility industries.

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

Our fiscal year end is December 31.

At June 30, 2007, we had accrued interest relating to shareholder loans of $62,321 and outstanding principal due to shareholder loans of $307,642. During the six months ended June 30, 2007 we accrued $30,000 as salaries payable to our CEO, resulting in $225,091 of salaries payable at June 30, 2007.

RESULTS OF OPERATIONS-Six Months ended June 30, 2007 and 2006.

We had revenue of $79,039 for the six months ended June 30, 2007 compared to revenue of $84,561 for the six months ended June 30, 2006. During the period that the company is developing its new line of products, the revenue base will remain fairly consistent.

We incurred a net loss of $1,701,660 for the six months ended June 30, 2007 and a net loss of $270,540 for the six months ended June 30, 2006. This was an increase in net loss attributable to in-kind consultant compensation expenses incurred in the sourcing of manufacturing, marketing and sales infrastructure necessary for the company.

Cash used by operating activities was $41,504 for the six months ended June 30, 2007 compared to cash used by operating activities of $180,073 for the six months ended June 30, 2006.

We had total assets at June 30, 2007 of $295,368, compared to $364,423 at December 31, 2006. During the period that the company is developing its new line of products, the total asset base will remain fairly consistent.

LIQUIDITY At June 30, 2007, we had cash on hand of $1,710. Our growth is dependent on our attaining profit from our operations and our raising of additional capital either through the sale of stock or borrowing funds. There is no assurance that we will be able to raise any equity financing or sell any of our products to generate a profit.

At June 30, 2007, we owed stockholder loans of $307,642. In March 2007, we entered into an equity line of credit with a private investor. As of June 30, 2007 we terminated this equity line without draw down.

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

     In connection with its review of the Company's consolidated financial statements for the quarter ended June 30, 2007, Hansen, Barnett & Maxwell ("HB&M"), the Company's registered public accounting firm, advised the Audit
Committee  and  management  of  internal control matters with respect to certain financial  reporting  controls  that  they considered to be a material weakness, which is described below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness
identified   at   June  30,  2007  was  as  follows:

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

PART  II  -OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

None.


ITEM  2.  CHANGES  IN  SECURITIES.

No securities were issued for the quarter ended June 30,2007.


Subsequent to June 30, 2007,during July 2007, the Company entered into an agreement with Legacy Media, LLC in connection with the agreement Legacy Media, LLC has been granted 2.6 million shares of the Company's restricted common stock to provide investor relations services. Legacy Media, LLC has also been issued a convertible note by the Company in the amount of $250,000 repayable at 8% interest by January 2008. If payment is not received by the due date Legacy Media, LLC has the option to convert this note into restricted voting common stock of the Company, at the lesser of (i) 50% of the lowest closing bid price during 15 days prior to conversion or (ii) 100% of the average of the five lowest closing bid prices for 30 Trading Days immediately following any reverse split in the common stock. All of Legacy Media, LLC's shares may be registered in an SB-2 filing at its request.

These securities were issued in private transactions, in reliance on the exemption available under Section 4(2) of the 1933 Act.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

NONE.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June, 30, 2007.

Pursuant to Section RCW 23B.07.040 (b) of the Revised Code of Washington, a majority of the shareholders of Proton Laboratories, Inc. acting by a Shareholder Consent in Lieu of Annual Meeting have appointed a new Board of Directors as follows: Ed Alexander, Don Gallego, Gregory Darragh, Jed A. Astin, Gary Taylor and Steven Perry. Mr. Miceal Ledwith has stepped down from the Board following good service. The majority shareholders also consented to the amendment of the articles of incorporation to increase the number of Board Members to nine. They have also consented to the appointment of Dr. Kochiki
Hanoaka to the Board as soon as the amendment has been properly filed with the state of Washington.

The effective date of the consent is June 6, 2007. Majority shareholder consents were received as of July 27, 2007. The total number of shareholder votes in favor of the consent was 16,279,308. Proton's total outstanding number of shares on the effective date of the consent was 29,185,673. A 14-C Statement will be filed with the Commission promptly.

ITEM  5.  OTHER  INFORMATION

N/A

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

NONE

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PROTON LABORATORIES, INC.
                                        (REGISTRANT)


Date:  August 21, 2007                  By:  /s/  Ed Alexander
                                             -----------------------------------
                                             ED ALEXANDER,
                                             Chief Executive Officer and
                                             President