Form 10QSB
period 2007-09-30
PROTON LABORATORIES INC
filed 2007-11-15
CIK 1110781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the quarterly period ended September 30, 2007

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from --- to ---

                        Commission file number: 000-31883

                            PROTON LABORATORIES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


          Washington                                     91-2022700
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

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

     Indicate by check whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ]      No [X]

     On November 8, 2007, the registrant had outstanding 29,470,523 Common Stock, $0.0001 par value per share.

     Transitional Small Business Disclosure Format:   Yes [ ]    No [X]

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .    3
  ITEM 1.  FINANCIAL STATEMENTS.. . . . . . . . . . . . . . . . . . . . .    3
    Consolidated Balance Sheets
     September 30, 2007 and December 31, 2006 (Unaudited) . . . . . . . .    3

    Consolidated Statements of Operations
      For the Three and Nine Months ended September 30, 2007 and
      2006 (Unaudited), and the Period from Inception Through September 30,
      2007 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .    4

    Consolidated Statements of Cash Flows
      For the Nine Months ended September 30, 2007 and 2006 (Unaudited) .    5

    Notes to Condensed Consolidated Financial Statements (Unaudited). . .    6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . .   10
    Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .   10
    Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . .   12
    Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

  ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . .   13

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   14
  ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   14
  ITEM 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . .   14
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . .   14
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .   14
  ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   15
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   15

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       PROTON LABORATORIES, INC
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                 2007            2006
-----------------------------------------------------------------------------------------------------
ASSETS                                                                  (UNAUDITED)
CURRENT ASSETS
Cash                                                                  $        8,461   $       9,768
Accounts receivable, less allowance for doubtful accounts of
  24,586 and $30,419, respectively                                             2,403             794
Inventory                                                                    113,652         143,865
-----------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                       124,516         154,427
-----------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Furniture and fixtures                                                        23,316          23,316
Equipment and machinery                                                      241,680         238,776
Leasehold improvements                                                        15,823          11,323
Accumulated depreciation                                                     (99,270)        (69,550)
-----------------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                                 181,549         203,865
-----------------------------------------------------------------------------------------------------
DEPOSITS                                                                       6,131           6,131
=====================================================================================================
TOTAL ASSETS                                                          $      312,196   $     364,423
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable                                                      $      126,789   $      71,314
Accrued expenses                                                             331,801         266,079
Deferred revenue                                                              52,506          52,506
Preferred dividends payable                                                   20,800          16,000
Convertible debenture, net discount of $141,507                              108,493               -
Fair value of derivative liabilities                                         361,148               -
  TOTAL CURRENT LIABILITIES                                                1,001,537         405,899
-----------------------------------------------------------------------------------------------------
STOCKHOLDER LOANS                                                            307,642         270,642
TOTAL LIABILITIES                                                          1,309,179         676,541
=====================================================================================================
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and outstanding;
  liquidation preference of $80,000 and $0, respectively                      80,000          80,000
Undesignated preferred stock, 19,600,000 shares authorized with a
  par value of $0.0001; no shares issued or outstanding                            -               -
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 29,270,523 and 21,658,223 shares issued and
  outstanding, respectively                                                    2,929           2,168
Additional paid in capital                                                 5,892,162       4,045,371
Stock subscription receivable                                                (20,000)        (20,000)
Accumulated deficit                                                       (6,952,074)     (4,419,657)
-----------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' DEFICIT                                               (996,983)       (312,118)
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $      312,196   $     364,423
=====================================================================================================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     PROTON LABORATORIES, INC
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                             FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                            --------------------------  --------------------------
                                                                                2007          2006          2007          2006
----------------------------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
SALES                                                                       $    40,241   $    10,433   $   119,280   $    94,994

COST OF GOODS SOLD                                                               36,007        10,900        84,262        81,379
----------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                      4,234          (467)       35,018        13,615
----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling, general and administrative expenses (including
  equity-based expenses of $377,001, $0, $377,001 and $40,526, respectively)    601,502       724,615       852,741       976,656
Product development costs (including  equity-based
  expenses of $0, $0, $1,470,551 and $0, respectively)                                -             -     1,470,551             -
----------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                           (597,268)     (725,082)   (2,288,274)     (963,041)
----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSE)
  Interest income                                                                   200           963           312         1,163
  Interest expense                                                             (117,741)      (13,366)     (128,507)      (46,147)
  Change in fair value of derivative liabilities                               (111,148)            -      (111,148)            -
----------------------------------------------------------------------------------------------------------------------------------
  NET OTHER EXPENSE                                                            (228,689)      (12,403)     (239,343)      (44,984)
----------------------------------------------------------------------------------------------------------------------------------

    NET LOSS                                                                   (825,957)     (737,485)   (2,527,617)   (1,008,025)

PREFERRED STOCK DIVIDEND                                                         (1,600)       (1,600)       (4,800)       (4,800)
----------------------------------------------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                                      $  (827,557)  $  (739,085)  $(2,532,417)  $(1,012,825)
==================================================================================================================================

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                                              $     (0.03)  $     (0.04)  $     (0.10)  $     (0.06)
==================================================================================================================================

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                                         27,510,740    19,983,251    25,595,631    16,631,410
==================================================================================================================================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,              2007          2006
---------------------------------------------------------------------------
                                                 (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $(2,527,617)  $(1,008,025)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation                                        29,720        23,355
  Bad debt expense                                    (5,833)            -
  Common stock issued for services                 1,847,552       674,238
  Change in fair value of derivative liabilities     111,148             -
  Accretion of debt discounts                        108,493             -
  Changes in operating assets and liabilities
    Accounts receivable                                4,224         7,171
    Inventory                                         30,213      (344,409)
    Accounts payable                                  55,475       (54,427)
    Accrued expenses                                 155,722        53,337
---------------------------------------------------------------------------

  NET CASH FROM OPERATING ACTIVITIES                (190,903)     (648,760)
---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                   (7,404)         (752)
---------------------------------------------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                  (7,404)         (752)
---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                -       891,019
Proceeds from stockholder loans                       37,000        73,852
Proceeds from convertible debentures                 160,000             -
Payment on note payable                                    -      (267,852)
---------------------------------------------------------------------------

  NET CASH FROM FINANCING ACTIVITIES                 197,000       697,019
---------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                       (1,307)       47,507

CASH AT BEGINNING OF PERIOD                            9,768         1,384
---------------------------------------------------------------------------

CASH AT END OF PERIOD                            $     8,461   $    48,891
===========================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of preferred stock dividends             $     4,800   $     4,800
Stock issued for accrued legal services          $         -   $    40,526
Stock issued for future services                 $         -   $   389,693
Stock issued under subscription agreement        $         -   $    36,533
Payment for services with convertible debenture  $    90,000   $         -

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PROTON LABORATORIES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION  AND  NATURE  OF  OPERATIONS

BASIS OF PRESENTATION - The condensed consolidated financial statements include the accounts of Proton Laboratories, Inc., and its wholly owned subsidiary ("Proton" or the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

In April 2004, the Company changed its name from BentleyCapitalCorp.com, Inc. to Proton Laboratories, Inc. The Company's subsidiary also changed its name from Proton Laboratories, Inc. to Water Science, Inc.

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2006 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

BASIC AND DILUTED LOSS PER COMMON SHARE - Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of Series A convertible preferred shares, 8% convertible debenture and common shares outstanding to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares are anti-dilutive. Potential common shares from convertible preferred stock and the 8% convertible debenture have not been included as they are anti-dilutive.

CONVERTIBLE DEBENTURES - The Company accounts for conversion options embedded in convertible debentures in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133

                            PROTON LABORATORIES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  2  -  BUSINESS  CONDITION

provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses applicable to common shareholders of $2,532,417 for the nine months ended September 30, 2007. For September 30, 2007 and December
31, 2006 the Company had working capital deficits of $887,021 and $251,472, respectively. The Company has relied upon borrowings from related parties, proceeds from convertible debentures and capital raised through the sales of common stock to fund operations.

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

NOTE  3  -  CONVERTIBLE  DEBTURE

On June 29, 2007, the Company entered into a financing arrangement with Legacy Media, LLC ("Legacy") that provided the issuance of a $250,000, 8.0% convertible debenture, due December 29, 2007. Proceeds from the arrangement were received in two installments of $125,000, net of $90,000 held as payment for services by Legacy, on July 6 and August 6, 2007 and has been used for operations. Upon issuance, the convertible debenture is convertible into shares of the Company' common stock, at the lesser of (i) 50% of the lowest closing bid price during the fifteen (15) days of full trading prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the thirty (30) trading days immediately following the first reverse split in the stock price. Legacy also received an additional 3,200,000 shares for additional services rendered. All of Legacy's shares may be registered in an SB-2 filing at their request, subject to SEC approval. On October 4, 2007, the Company filed an inital registration statement for certain of Legacy's shares on form SB-2. Please refer to note 5.

                            PROTON LABORATORIES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In connection with the issuance of the convertible debenture, the Company evaluated the terms and features and determined that under EITF 05-2 "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19" the convertible debt was deemed non-conventional due to the variable number of common shares the convertible debenture was convertible into. Accordingly, the conversion feature embedded within the convertible debentures did not meet the established criteria for equity classification under Emerging Issues Task Force EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

Upon issuances, the Company valued the embedded conversion feature liability of the convertible debenture at $166,390 and $149,780 using the Black-Scholes valuation method based on the following variables; a risk free rate of 5.10% and 4.52%; an exercise price of $0.09 and $0.075; a volatility of 151.4% and 147.5%; and a remaining term of 0.50 and 0.45 years, respectively. Since the fair value of the conversion feature exceeded the carrying value of the convertible debenture on the date of issuance, the Company recorded $66,170 of additional expense during the period ending September 30, 2007. The Company is amortizing the discount over the term of the convertible debenture. The embedded conversion feature is being carried at its respective fair value with changes in its value recorded in the statement of operations.

At September 30, 2007, the Company revalued the embedded conversion feature liability of the convertible debenture at $361,148 resulting in an entry to loss on derivative liability of $44,978 during the three and nine month periods ended September 30, 2007. The Company used the Black-Scholes valuation method with the following variables; risk free rate of 4.23%; exercise price of $0.03; volatility of 159.9%; and a remaining life of 0.25 years.

During the three and nine months ended September 30, 2007, the Company amortized $108,493 of the discount on the convertible debentures to interest expense. To date there have been no conversions.

NOTE 4 - RELATED PARTY TRANSACTIONS

Stockholder loans as of September 30, 2007 and December 31, 2006 consist of the following:

                                                                      2007      2006
--------------------------------------------------------------------------------------
Note payable to CEO and majority shareholder; principal and
  interest due December 2009; interest is accrued at 7% per annum;
  unsecured.                                                        $287,642  $270,642

Note payable to shareholder; principal and interest due
  December 2009; interest is accrued at 7% per annum; unsecured.      20,000         -
--------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOAN                                           307,642   270,642

    Less: Current Portion                                                  -         -
--------------------------------------------------------------------------------------

    TOTAL STOCKHOLDER LOAN - LONG TERM                              $307,642  $270,642
======================================================================================

                            PROTON LABORATORIES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the nine months ended September 30, 2007, two shareholders advanced the Company $37,000 at an interest rate of 7%. The $37,000 is included as a part of the stockholder loans shown above. The Company did not make any payments on the notes during the nine months ended September 30, 2007.

During the three and nine months ended September 30, 2007, the Company accrued $5,348 and $16,151, respectively, in interest expense on stockholder loans. , At September 30, 2007, the Company had accrued interest relating to stockholder loans of $67,705 recorded in accrued liabilities on the accompanying balance sheet.

During the three and nine months ended September 30, 2007, the Company accrued $15,000 and $45,000, respectively, for salaries payable to the Company's Chief Executive Officer, resulting in $260,233 of salaries payable recorded in accrued liabilities on the accompanying balance sheet at September 30, 2007.

NOTE 5 - COMMON STOCK

During January through September 30, 2007 the Company issued 7,612,300 shares of common stock for various services and agreements. The value of the shares was $1,847,552 based on market prices ranging from $0.13 to $0.37 per share which was the market price of the Company's common stock on the date of issuance.

NOTE 6 - COMMITMENTS

PRODUCTION AGREEMENT - In June 2005, the Company entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay the Company 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China, Taiwan, and Japan. As of September 30, 2007, Mitachi had paid 6,000,000 Yen, or $52,506, for the above mentioned distribution rights. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

EQUITY LINE - In June 2007, the Company terminated an equity line of credit agreement with a private investment fund. No funds were drawn down on this equity line, and no shares of stock were sold to the investment fund.

LEASE COMMITMENT - On July 1, 2007, the Company entered into a lease agreement to pay monthly lease payments of $3,852 until June 30, 2008 and $3,966 from July 1, 2009 through June 30, 2009.

NOTE 7 - SUBSEQUENT EVENT

On October 5, 2007, the Company issued 200,000 shares of common stock for legal services rendered. The Company valued the shares at the closing price of the Company's common stock of $0.06 resulting in share based compensation of $12,000 on the date of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          FORWARD-LOOKING STATEMENT

     Certain statements contained herein, including, without imitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar meaning, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to the forward-looking statements contained herein, the following forward-looking factors could cause our future results to differ materially our forward-looking statements: competition, funding, government compliance and market acceptance of our products.

          INTRODUCTION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the accompanying notes thereto for the year ended December 31, 2006 which appear in our Form 10-KSB for the year then ended, and our unaudited financial statements for the three and nine months ended September 30, 2007 and the accompanying notes thereto and the other financial information appearing elsewhere herein.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the USA, which contemplates our continuation as a going concern. We have incurred losses applicable to common shareholders of $2,532,417 for the nine months ended September 30, 2007. We had working capital deficit of $887,021 at September 30, 2007. Loans and equity funding were required to fund operations. We had a stockholder deficit of $996,983 at September 30, 2007 and a stockholders deficit of $312,118 at December 31,2006.

Our independent auditors made a going concern qualification in their report dated April 13, 2007, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. We have our primary office located in Alameda, California. During 2006, we created a presence in Quincy, Washington and Portland, Oregon by aligning ourselves with office spaces that were made available to us. These offices are used primarily for marketing and sales generation.

Our business consists of the development, marketing and sales of the industrial, environmental, and residential systems through the United States, which alter the properties of water to produce functional water. During 2006, we continued to import and resell systems manufactured by various Japanese companies; however, during the same time period the company started design, engineering, parts sourcing and assembly identification for developing its own brand labeled products. In Management's view, the company has successfully designed, engineered and developed five commercial systems and one residential unit. We need to raise more funds to bring our residential counter top unit to market, and there is no assurance that such funds can be raised. The Company believes the food safety commercial unit will be ready for market introduction during the third quarter of 2007, following certification by an independent underwriters laboratory. We are prioritizing the marketing and distribution of our food safety commercial unit, which can also have applications in the medical, dental and sports facility industries.

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

In February 2007, the Company entered into an exclusive Marketing, Distribution and Sales Agreement and a Manufacturing and Packaging Agreement with Aqua Thirst, Inc. These agreements effectively provide that the Company will have access to Aquathirst's product distribution channels in domestic and international markets. These distribution channels will cover residential, cosmetic, medical, agricultural, food processing and consumer product areas.

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

RESULTS OF OPERATIONS

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

We had revenue of $40,241 for the three months ended September 30, 2007 compared to revenue of $10,433 for the three months ended September 30, 2006. During the current period the Company is developing its new line of products, and thus expects the revenue base will remain fairly consistent.

We incurred a net loss of $825,957 for the three months ended September 30, 2007 and a net loss of $737,485 for the three months ended September 30, 2006. This was an increase in net loss attributable to the recording of non-cash interest expense of $108,493 related to the amortization of the discount on the convertible debentures and additional expense related to the change in the fair value of the derivative liabilities of $111,148 during the three months ended
September  30,  2007.

          COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

We had revenue of $119,280 for the nine months ended September 30, 2007 compared to revenue of $94,994 for the nine months ended September 30, 2006. During the current period the Company is developing its new line of products, and thus expects the revenue base will remain fairly consistent.

We incurred a net loss of $2,527,617 for the nine months ended September 30, 2007 and a net loss of $1,008,025 for the nine months ended September 30, 2006. This was an increase in net loss attributable to in-kind consultant compensation expenses incurred in the sourcing of manufacturing, marketing and sales infrastructure necessary for the Company. In addition, the Company had non-cash interest expense of $108,493 related to the amortization of the discount on the convertible debentures and additional expense related to the change in the fair value of the derivative liabilities of $111,148 during the nine months ended
September  30,  2007.

Cash used by operating activities was $190,903 for the nine months ended September 30, 2007 compared to cash used by operating activities of $648,760 for the nine months ended September 30, 2006. The increase is directly related to the increase in the Company's net loss.

We had total assets at September 30, 2007 of $312,196, compared to $364,423 at December 31, 2006. During the current period that the Company is developing its new line of products, and expects that the total asset base will remain fairly consistent.

               LIQUIDITY

At September 30, 2007, we had cash on hand of $8,461. Our growth is dependent on our attaining profit from our operations and our raising of additional capital either through the sale of stock or borrowing funds. There is no assurance that we will be able to raise any equity financing or sell any of our products to generate a profit.

At September 30, 2007, we owed stockholder loans of $307,642. In March 2007, we entered into an equity line of credit with a private investor. As of September 30, 2007 we terminated this equity line without draw down. In addition, during the nine months ended we received $160,000 in net proceeds from the issuance of a convertible debenture which is due in December 2007.

          FUTURE CAPITAL REQUIREMENTS

Our growth is dependent on attaining profit from our operations, or our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our future capital requirements will depend upon many factors, including:
- - The cost to acquire equipment that we then would resell.
- - The cost of sales and marketing.
- - The rate at which we expand our operations.
- - The results of our consulting business.
- - The response of competitors.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation  of  disclosure  controls  and  procedures.

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the from the Company's registered public accounting firm.

     In connection with its review of the Company's consolidated financial statements for the quarter ended September 30, 2007, Hansen, Barnett & Maxwell ("HB&M"), the Company's registered public accounting firm, advised the Audit
Committee and management of internal control matters with respect to certain financial reporting controls that they considered to be a material weakness, which is described below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified at September 30, 2007 was as follows:

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

PART II  -OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES.

During July 2007, the Company entered into an agreement with Legacy Media, LLC in connection with the agreement Legacy Media, LLC has been granted 3.2 million shares of the Company's restricted common stock to provide investor relations services.

During July 2007, Legacy Media, LLC has also been issued a convertible debenture by the Company in the amount of $250,000, incurring interest at 8% and due in December 2007. The convertible debenture is convertible immediately into shares of the Company's common stock, at the lesser of (i) 50% of the lowest closing bid price during 15 days prior to conversion or (ii) 100% of the average of the five lowest closing bid prices for 30 Trading Days immediately following any reverse split in the common stock. All of Legacy Media, LLC's shares may be registered in an SB-2 filing at its request, subject to SEC approval.

The Company also issued 200,000 shares of restricted common stock to an independent consultant for legal and business services rendered.

These securities were issued in private transactions, in reliance on the exemption available under Section 4(2) of the 1933 Act.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

NONE.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.

Pursuant to Section RCW 23B.07.040(b) of the Revised Code of Washington, a majority of the shareholders of Proton Laboratories, Inc. acting by a Shareholder Consent in Lieu of Annual Meeting have appointed a new Board of Directors as follows: Ed Alexander, Don Gallego, Gregory Darragh, Jed A. Astin, Gary Taylor and Steven Perry. Mr. Miceal Ledwith has stepped down from the Board following good service. The majority shareholders also consented to the amendment of the articles of incorporation to increase the number of Board Members to nine. They have also consented to the appointment of Dr. Kochiki
Hanoaka to the Board as soon as the amendment has been properly filed with the state of Washington.

The effective date of the consent is June 6, 2007. Majority shareholder consents were received as of July 27, 2007. The total number of shareholder votes in favor of the consent was 16,279,308. Proton's total outstanding number of shares on the effective date of the consent was 29,185,673. A 14-C Statement will be filed with the Commission shortly.

ITEM  5.  OTHER  INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

NONE

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROTON LABORATORIES, INC.
                                          (Registrant)

Date:     November 14, 2007               By:     /s/ Ed Alexander
                                                 -------------------------------
                                                  Ed Alexander
                                          Its:    Chief Executive Officer,
                                                  President, CFO