Form 10QSB/A
period 2007-03-31
PROTON LABORATORIES INC
filed 2008-01-07
CIK 1110781

UNITED STATES
SECURITIES ANDEXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
Amendment Number 1

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Actof 1934 for the transition period from ___ to ___

Commission file number: 000-31883

PROTON LABORATORIES, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Washington	91-2022700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 Atlantic Avenue, Suite 110
Alameda, CA 94501
(Address of principal executive offices)

(510) 865-6412
Issuer's telephone number

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

On May 16, the registrant had outstanding 26,470,523 Common Stock, $0.0001 par value per share.

Transitional Small Business Disclosure Format:   Yes ☐   No ☒

Introduction: This amendment number 1 provides new Part 1-Item 3—Controls and Procedures, new certifications for exhibits 31.1 and 31.2, and the current company address on the cover page.

PART I.     FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

PROTON LABORATORIES, INC.

PROTON LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$7,469	$9,768
Accounts receivable, less allowance for doubtful accounts of $24,586 and $30,419, respectively	2,119	794
Inventory	115,938	143,865
TOTAL CURRENT ASSETS	125,526	154,427
PROPERTY ANDEQUIPMENT
Furniture and fixtures	23,316	23,316
Equipment and machinery	242,330	238,776
Leasehold improvements	11,323	11,323
Accumulated depreciation	(80,184	(69,550)
NETPROPERTY ANDEQUIPMENT	196,785	203,865
DEPOSITS	6,131	6,131
TOTAL ASSETS	$328,442	$364,423
LIABILITIES ANDSTOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$48,169	$71,314
Accrued expenses	287,171	266,079
Deferred revenue	52,506	52,506
Preferred dividends payable	17,600	16,000
TOTAL CURRENT LIABILITIES	405,446	405,899
STOCKHOLDER LOANS, NETOF CURRENT PORTION	307,642	270,642
TOTAL LIABILITIES	$713,088	$676,541
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorizedwith a par value of $0.0001; 8,000 shares issued and outstanding;liquidation preference of $80,000 and $0, respectively	80,000	80,000
Undesignated preferred stock, 19,600,000 shares authorized with a par value of $0.0001; no shares issued or outstanding	-	-
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 26,470,523 and 21,658,223 shares issued and outstanding, respectively	2,649	2,168
Additional paid in capital	5,515,441	4,045,371
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(5,962,736)	(4,419,657)
TOTAL STOCKHOLDERS' DEFICIT	(384,646)	(312,118)
TOTAL LIABILITIES ANDSTOCKHOLDERS' DEFICIT	$328,442	$364,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROTON LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007	2007	2006

SALES	$51,741	$50,922

COST OF GOODS SOLD	29,800	44,292

GROSS PROFIT	21,941	6,630
OPERATING EXPENSES
Selling, general and administrative expenses (including equity-based expenses of $0 and $40,526, respectively)	87,538	128,030
Product development costs (including equity-based expenses of $1,470,551 and $0, respectively)	1,470,551	-

LOSS FROM OPERATIONS	(1,536,148)	(121,400)

OTHER INCOME AND (EXPENSE)
Interest income	53	25
Interest expense	(5,384)	(17,737)
NET OTHER EXPENSE	(5,331)	(17,712)

NET LOSS	(1,541,479)	(139,112)

PREFERRED STOCK DIVIDEND	(1,600)	(1,600)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,543,079)	$(140,712)

BASIC ANDDILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.01)

BASIC ANDDILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	22,721,415	14,337,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROTON LABORATORIES, INC.
 CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,	2007	2006

CASHFLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,541,479)	$(139,112)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	10,634	7,649
Common stock issued for services	1,470,	0,526
Changes in operating assets and liabilities
Accounts receivable	(1,325)	8,319
Inventory	27,927	4,139
Accounts payable	(23,145)	(28,644)
Accrued expenses	21,092	33,286

NET CASHFROM OPERATING ACTIVITIES	(35,745)	(73,837)

CASHFLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,554)	-

NET CASH FROM INVESTING ACTIVITIES	(3,554)	-

CASHFLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans	37,000	73,852

NET CASH FROM FINANCING ACTIVITIES	37,000	73,852

NET INCREASE (DECREASE) IN CASH	(2,299)	15

CASH AT BEGINNING OF PERIOD	9,768	1,384

CASH AT END OF PERIOD	$7,469	$1,399

NON-CASHINVESTING ANDFINANCING ACTIVITIES:
Stock issued for accrued legal services	$-	$40,526
Accrual of preferred stock dividends	$1,600	$1,600

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

CONDENSED  FINANCIAL  STATEMENTS  -  The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2006Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2007are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

NATURE  OF  OPERATIONS  -  The Company's operations are located in Alameda, California. The core business of the Company consists of the sales and marketing of the Company's industrial, environmental and residential systems throughout the United States of Americawhich alter the properties of water to produce functional water. The Company acts as an exclusive importer and master distributor of these products to various companies. Additionally, the Company formulates intellectual properties under licensing agreements, supplies consumer products, consults on projects utilizing functional water, facilitates between manufacturer and industry and acts as educators on the benefits of functional water.

USE  OF  ESTIMATES  - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of Americarequires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred losses applicable to common shareholders of $1,543,079 for the three months ended March 31, 2007. For March 31, 2007and December 31, 2006the Company had working capital deficits of $279,920 and $251,472, respectively. Loans and equity funding were required to fund operations.

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

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

Stockholder  loans  as  of  March  31, 2007and December 31, 2006 consist of the following:

	2007	2006

Note payable to CEOand majority shareholder; principal and interest due December 2009; interest is accrued at 7% per annum; unsecured.	$287,642	$270,642

Note payable to shareholder; principal and interest due December 2009; interest is accrued at 7% per annum; unsecured.	20,000	-

TOTAL STOCKHOLDER LOANS	307,642	270,642

Less: Current Portion	-	-

TOTAL STOCKHOLDER LOANS - LONG TERM	$307,642	$270,642

During the three months ended March 31, 2007, two shareholders advanced theCompany $37,000. The Company did not make any payments on notes during the threemonths ended March 31, 2007.

At March 31, 2007, the Company had accrued interest relating to shareholderloans of $56,938.

During the three months ended March 31, 2007, the Company accrued $15,000 as salaries payable to the company's CEO, resulting in $210,091 of salaries payable at March 31, 2007.

NOTE  4  -  COMMON  STOCK

During January through March 31, 2007the Company issued 4,812,300 shares of common stock for various services and agreements. The value of the shares was $1,470,551 based on market prices ranging from $0.30 to $0.37 per share which was the market price of the Company's common stock on the dates of issuances.

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

EQUITY  LINE  - In March 2007, the Company entered into an equity line agreement with EFUND SMALL CAPFUND II, LP, a Nevada Limited Partnership, (the "Equity Line Investor"). Under the equity line, the Company has the right to draw up to $10,000,000 from the Equity Line Investor. The Company is entitled to draw funds and to "put" to the Equity Line Investor shares of the Company's common stock in lieu of repayment of the draw. The Equity Line Investor has registration rights related to any common stock purchased under the equity line agreement.

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

INTRODUCTION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the accompanying notes thereto for the year ended December 31, 2006which appear in our Form 10-KSB for the year then ended, and our unaudited financial statements for the quarter ended March 31, 2007and the accompanying notes thereto and the other financial information appearing elsewhere herein. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the USA, which contemplates our continuation as a going concern. We have incurred losses applicable to common shareholders of $1,543,079 for the three months ended March 31, 2007. We had working capital deficit of $279,920 at March 31, 2007. Loans and equity funding were required to fund operations.

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

We have our primary office located in Alameda, California. During 2006 we created a presence in Quincy, Washingtonand Portland, Oregonby aligning ourselves with office spaces that were made available to us. These offices are used primarily for marketing and sales generation.

Our business consists of the development, marketing and sales of the industrial, environmental, and residential systems through the United Stateswhich alter the properties of water to produce functional water. During 2006, we continued to import and resell systems manufactured by various Japanese companies; however, during the same time period the company started design, engineering, parts sourcing and assembly identification for developing its own brand labeled products. In Management's view, the company has successfully designed, engineered and developed five commercial systems and one residential unit. If the company can raise sufficient capital, of which there is no assurance, management believes these units will be ready for market introduction during the second quarter of 2007.

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

During the three months ended March 31, 2007we accrued $15,000 as salaries payable to our CEO, resulting in $210,091 of salaries payable at March 31, 2007.

RESULTS  OF  OPERATIONS-Three  Months  ended  March  31,  2007  and  2006.

We  had  revenue of $51,741 for the three months ended March 31, 2007 compared to revenue of $50,922 for the three months ended March 31, 2006. During the period that the company is developing its new line of products, the revenue base will remain fairly consistent.

We incurred a net loss of $1,541,479 for the three months ended March 31, 2007and a net loss of $139,112 for the three months ended March 31, 2006. This was an increase in net loss attributable to in-kind consultant compensation expenses incurred in the sourcing of manufacturing, marketing and sales infrastructure necessary for the company.

Cash used by operating activities was $35,745 for the for the three months ended March 31, 2007compared to cash used by operating activities of $73,837 for the three months ended March 31, 2006.

We had total assets at March 31, 2007of $328,442, compared to $364,423 at December 31, 2006. During the period that the company is developing its new line of products, the total asset base will remain fairly consistent.

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

In 2007, we entered into an equity line of credit with a private investor by which we have the right to draw an aggregate of up to $10,000,000 from time to time. As of March 31, 2007we had not drawn funds under the equity line.

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

Item  3.  Controls  and  Procedures

a)    Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of certain adjustments required by our auditors in the area of equity.

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

We are in the process of improving our internal controls in an effort to remediate these deficiencies. Our Chief Financial Officer has implemented revisions and instituted certain checks and balances to our accounting system. Additionally, he has addressed tighter controls over all aspects of financial revenue and expense recognition, as well as improving supervision and training of our accounting staff. We are continuing our efforts to enhance, improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)   Changes in internal control over financial reporting.

During the quarter under report, our Chief Financial Officer has implemented revisions and instituted certain checks and balances to our accounting system. Additionally, he continues to address tighter controls over all aspects of financial revenue and expense recognition, as well as improving supervision and training of our accounting staff.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

None.

ITEM 2.  CHANGES  IN  SECURITIES.

During January through March 31, 2007the Company issued 4,812,300 shares of restricted common stock for various services and agreements. The value of the shares was $1,470,551 based on market prices ranging from $0.30 to $0.37 per share which was the market price of the Company's common stock on the dates of issuances. These securities were issued in private transactions, with respect to Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to U.S.citizens, in reliance on the exemption available under Section 4(2) of the 1933 Act.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

NONE.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM 5.  OTHER  INFORMATION

N/A

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit 31.1  Certification

Exhibit 31.2  Certification

Exhibit 32.1  Certification

Exhibit 32.2  Certification

SIGNATURES

     In  accordance  with  the  requirements of the Exchange Act, the registrantcaused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTON LABORATORIES, INC.

Date: January 4, 2008	By:	/s/ Edward Alexander
EDWARD ALEXANDER
Chief Executive Officer, President, Principal Accounting officer and Chief Financial Officer