Form 10QSB/A
period 2007-06-30
PROTON LABORATORIES INC
filed 2008-01-07
CIK 1110781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
Amendment Number 1

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

Commission file number: 000-31883

PROTON LABORATORIES, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Washington	91-2022700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 Atlantic Avenue, Suite 110
Alameda, CA 94501
(Address of principal executive offices)

(510) 865-6412
Issuer's telephone number

     Check whether the Issuer (1) filed all reports required to be filed bySection 13 or 15(d) of the Securities Exchange Act during the past 12 months (orfor such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No ☐

     Indicate by check whether the registrant is a shell company (as defined inRule 12b-2 of the Exchange Act).   Yes ☐ No ☒

     On August 17, 2007, the registrant had outstanding 29,070,523 Common Stock,$0.0001 par value per share.

     Transitional Small Business Disclosure Format:   Yes ☐   No ☒

Introduction: This amendment number 1 provides new Part 1-Item 3—Controls and Procedures, new certifications for exhibits 31.1 and 31.2, and the current company address on the cover page.

Contents

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

PROTON LABORATORIES, INC.

Contents

LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 30, 2007	DECEMBER 31, 2006

ASSETS
CURRENT ASSETS
Cash	$1,710	$9,768
Accounts receivable, less allowance for doubtful accounts of $24,586 and $30,419, respectively	360	794
Inventory	100,764	143,865
TOTAL CURRENT ASSETS	102,834	154,427
PROPERTY AND EQUIPMENT
Furniture and fixtures	23,316	23,316
Equipment and machinery	242,330	238,776
Leasehold improvements	11,323	11,323
Accumulated depreciation	(90,566)	(69,550)
NET PROPERTY AND EQUIPMENT	186,403	203,865
DEPOSITS	6,131	6,131
TOTAL ASSETS	$295,368	$364,423
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$154,892	$71,314
Accrued expenses	307,554	266,079
Deferred revenue	52,506	52,506
Preferred dividends payable	19,200	16,000
TOTAL CURRENT LIABILITIES	534,152	405,899
STOCKHOLDER LOANS, NET OF CURRENT PORTION	307,642	270,642
TOTAL LIABILITIES	$841,794	$676,541
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and outstanding; liquidation preference of $80,000 and $0, respectively	80,000	80,000
Undesignated preferred stock, 19,600,000 shares authorized with a par value of $0.0001; no shares issued or outstanding	-	-
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 26,470,523 and 21,658,223 shares issued and outstanding, respectively	2,649	2,168
Additional paid in capital	5,515,442	4,045,371
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(6,124,517)	(4,419,657)
TOTAL STOCKHOLDERS' DEFICIT	(546,426)	(312,118)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$295,368	$364,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

PROTON LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

SALES	$27,298	$33,639	$79,039	$84,561

COST OF GOODS SOLD	18,455	26,187	48,255	70,479

GROSS PROFIT	8,843	7,452	30,784	14,082
OPERATING EXPENSES
Selling, general and administrative expenses (including equity-based expenses of $0, $0, $0 and $40,526, respectively)	163,701	124,011	251,239	252,041
Product development costs (including equity-based expenses of $0, $0, $1,470,551 and $0, respectively)	-	-	1,470,551	-

LOSS FROM OPERATIONS	(154,858)	(116,559)	(1,691,006)	(237,959)

OTHER INCOME AND (EXPENSE)
Interest income	59	175	112	200
Interest expense	(5,382)	(15,044)	(10,766)	(32,781)
NET OTHER EXPENSE	(5,323)	(14,869)	(10,654)	(32,581)

NET LOSS	(160,181)	(131,428)	(1,701,660)	(270,540)

PREFERRED STOCK DIVIDEND	(1,600)	(1,600)	(3,200)	(3,200)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(161,781)	$(136,228)	$(1,704,860)	$(273,740)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.07)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	26,470,523	15,483,316	24,616,797	14,914,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

PROTON LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,701,660)	$(270,540)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	21,016	15,603
Common stock issued for services	1,470,551	40,526
Changes in operating assets and liabilities
Accounts receivable	434	6,906
Inventory	43,102	(3,688)
Accounts payable	83,578	(33,151)
Accrued expenses	41,475	64,271

NET CASH FROM OPERATING ACTIVITIES	(41,504)	(180,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,554)	-

NET CASH FROM INVESTING ACTIVITIES	(3,554)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	-	401,959
Proceeds from stockholder loans	37,000	73,852
Payment on note payable	-	(267,852)

NET CASH FROM FINANCING ACTIVITIES	37,000	207,959

NET INCREASE (DECREASE) IN CASH	(8,058)	27,886

CASH AT BEGINNING OF PERIOD	9,768	1,384

CASH AT END OF PERIOD	$1,710	$29,270

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for accrued legal services	$-	$40,526
Accrual of preferred stock dividends	$3,200	$3,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

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

Contents

PROTON LABORATORIES, INC.
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

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

Stockholder  loans  as  of  June  30,  2007 and December 31, 2006 consist of the following:

	2007	2006

Note payable to CEO and majority shareholder; principal and interest due December 2009; interest is accrued at 7% per annum; unsecured.	$287,642	$270,642

Note payable to shareholder; principal and interest due December 2009; interest is accrued at 7% per annum; unsecured.	20,000	-

TOTAL STOCKHOLDER LOAN	307,642	270,642

Less: Current Portion	-	-

TOTAL STOCKHOLDER LOAN - LONG TERM	$307,642	$270,642

During the six months ended June 30, 2007, two shareholders advanced the Company $37,000.  The  Company  did not make any payments on notes during the six months ended  June  30,  2007.

At June 30, 2007, the Company had accrued interest relating to shareholder loans of $62,321.

Contents

PROTON LABORATORIES, INC.
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

NOTE  6  -  SUBSEQUENT  EVENTS

On July 1, 2007, the Company entered into a lease agreement to pay monthly lease payments of $3,852 until June 30, 2008 and $3,966 from July 1, 2009 through June 30,  2009.

Future  minimum  lease payments under operating lease obligations as of June 30, 2007  were  as  follows:

Year Ending December 31,

2007	$23,109
2008	46,903
2009	23,794
Total	$93,806

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

Contents

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

Contents

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

Contents

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

Contents

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

Contents

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

Pursuant to Section RCW 23B.07.040 (b) of the Revised Code of Washington, a majority of the shareholders of Proton Laboratories, Inc .acting by a Shareholder Consent in Lieu of Annual Meeting have appointed a new Board of Directors as follows: Edward Alexander, Don Gallego, Gregory Darragh, Jed A. Astin, Gary Taylor and Steven Perry. Mr. Miceal Ledwith has stepped down from the Board following good service. The majority shareholders also consented to the amendment of the articles of incorporation to increase the number of Board Members to nine. They have also consented to the appointment of Dr. Kochiki Hanoaka to the Board as soon as the amendment has been properly filed with the state of Washington.

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

Contents

SIGNATURES

     In  accordance  with  the  requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTON LABORATORIES, INC.

Date: January 4, 2008	By: /s/ Edward Alexander

EDWARD ALEXANDER
Chief Executive Officer, President,
Principal Accounting officer and
Chief Financial Officer