Form 10QSB/A
period 2007-09-30
PROTON LABORATORIES INC
filed 2008-01-07
CIK 1110781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C.   20549

FORM 10-QSB
Amendment Number 1

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

Commission file number: 000-3188 3

PROTON LABORATORIES, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Washington	91-2022700
(State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

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

On November 8, 2007 , the registrant had outstanding 29,470,523 Common Stock, $0.0001 par value per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Introduction: This amendment number 1 provides new Part 1-Item 3—Controls and Procedures, new certifications for exhibits 31.1 and 31.2, and the current company address on the cover page.

		PAGE

PART I -	FINANCIAL INFORMATION.	3

ITEM 1.	FINANCIAL STATEMENTS	3

Consolidated Balance Sheets September 30, 2007 and December 31, 2006 (Unaudited )		3

Consolidated Statements of Operations For the Three and Nine Months ended September 30, 2007 and 2006 (Unaudited), and the Period from Inception Through September 30,2007 (Unaudited)		4

Consolidated Statements of Cash Flows For the Nine Months ended September 30, 2007 and 2006 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements (Unaudited)		6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.	10

Results of Operations		12
Liquidity and Capital Resources		12
Risk Factors		13

ITEM 3.	CONTROLS AND PROCEDURES	13

PART II -	OTHER INFORMATION	14

ITEM 1.	LEGAL PROCEEDINGS	14

ITEM 2.	CHANGES IN SECURITIES	14

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

ITEM 5.	OTHER INFORMATION	15

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	15

SIGNATURE		16

PART   I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTON LABORATORIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash	$8,461	$9,768
Accounts receivable, less allowance for doubtful accounts of 24,586 and $30,419, respectively	2,403	794
Inventory	113,652	143,865
TOTAL CURRENT ASSETS	124,516	154,427
PROPERTY AND EQUIPMENT
Furniture and fixtures	23,316	23,316
Equipment and machinery	241,680	238,776
Leasehold improvements	15,823	11,323
Accumulated depreciation	(99,270)	(69,550)
NET PROPERTY AND EQUIPMENT	181,549	203,865
DEPOSITS	6,131	6,131
TOTAL ASSETS	$312,196	$364,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$126,789	71,314
Accrued expenses	331,801	266,079
Deferred revenue	52,506	52,506
Preferred dividends payable	20,800	16,000
Convertible debenture, net discount of $141,507	108,493	-
Fair value of derivative liabilities	361,148	-
TOTAL CURRENT LIABILITIES	1,001,537	405,899
STOCKHOLDER LOANS	307,642	270,642
TOTAL LIABILITIES	1,309,179	676,541
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, 400,000 shares authorized with a par value of $0.0001; 8,000 shares issued and outstanding; liquidation preference of $80,000 and $0, respectively	80,000	80,000
Undesignated preferred stock, 19,600,000 shares authorized with a par value of $0.0001; no shares issued or outstanding	-	-
Common stock, 100,000,000 common shares authorized with a par value of $0.0001; 29,270,523 and 21,658,223 shares issued and outstanding, respectively	2,929	2,168
Additional paid in capital	5,892,162	4,045,371
Stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(6,952,074)	(4,419,657)
TOTAL STOCKHOLDERS' DEFICIT	(996,983)	(312,118)
TOTAL LIABILITIES ANDSTOCKHOLDERS' DEFICIT	$312,196	$364,423

The accompanying notes are an integral part of these condensed consolidated   financial statements.

PROTON LABORATORIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

SALES	$40,241	$10,433	$119,280	$94,994

COSTOF GOODS SOLD	36,007	10,900	84,262	81,379

GROSS PROFIT	4,234	(467)	35,018	13,615
OPERATING EXPENSES
Selling, general and administrative expenses (including equity-based expenses of $377,001, $0, $377,001 and $40,526, respectively)	601,502	724,615	852,741	976,656
Product development costs (including equity-based expenses of $0, $0, $1,470,551 and $0, respectively)	-	-	1,470,551	-

LOSS FROM OPERATIONS	(597,268)	(725,082)	(2,288,274)	(963,041)

OTHER INCOME AND (EXPENSE)
Interest income	200	963	312	1,163
Interest expense	(117,741)	(13,366)	(128,507)	(46,147)
Change in fair value of derivative liabilities	(111,148)	-	(111,148)	-
NET OTHER EXPENSE	(228,689)	(12,403)	(239,343)	(44,984)

NET LOSS	(825,957)	(737,485)	(2,527,617)	(1,008,025)

PREFERRED STOCK DIVIDEND	(1,600)	(1,600)	(4,800)	(4,800)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(827,557)	$(739,085)	$(2,532,417)	$(1,012,825)

BASIC AND DILUTED LOSS PERCOMMON SHARE	$(0.03)	$(0.04)	$(0.10)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	27,510,740	19,983,251	25,595,631	16,631,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROTON LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,527,617)	$(1,008,025)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	29,720	23,355
Bad debt expense	(5,833)	-
Common stock issued for services	1,847,552	674,238
Change in fair value of derivative liabilities	111,148	-
Accretion of debt discounts	108,493	-
Changes in operating assets and liabilities
Accounts receivable	4,224	7,171
Inventory	30,213	(344,409)
Accounts payable	55,475	(54,427)
Accrued expenses	155,722	53,337

NET CASHFROM OPERATING ACTIVITIES	(190,903)	(648,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,404)	(752)

NET CASH FROM INVESTING ACTIVITIES	(7,404)	(752)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	-	891,019
Proceeds from stockholder loans	37,000	73,852
Proceeds from convertible debentures	160,000	-
Payment on note payable	-	(267,852)

NET CASH FROM FINANCING ACTIVITIES	197,000	697,019

NET INCREASE (DECREASE) IN CASH	(1,307)	47,507

CASH AT BEGINNING OF PERIOD	9,768	1,384

CASH AT END OF PERIOD	$8,461 $	48,891

NON- CASH INVESTING AND FINANCING ACTIVITIES:
Accrual of preferred stock dividends	$4,800	$4,800
Stock issued for accrued legal services	$-	$40,526
Stock issued for future services	$-	$389,693
Stock issued under subscription agreement	$-	$36,533
Payment for services with convertible debenture	$90,000	$-

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

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America . These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2006 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007 .

NATURE OF OPERATIONS - The Company's operations are located in Alameda , California . The core business of the Company consists of the sales and marketing of the Company's industrial, environmental and residential systems throughout the United States of America which alter the properties of water to produce functional water. The Company acts as an exclusive importer and master distributor of these products to various companies. Additionally, the Company formulates intellectual properties under licensing agreements, supplies consumer products, consults on projects utilizing functional water, facilitates between manufacturer and industry and acts as educators on the benefits of functional water.

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

CONVERTIBLE DEBENTURES - The Company accounts for conversion options embedded in convertible debentures in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133   provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

PROTON LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America , which contemplate continuation of the Company as a going concern. The Company has incurred losses applicable to common shareholders of $2,532,417 for the nine months ended September 30, 2007 . For September 30, 2007 and December 31, 2006 the Company had working capital deficits of $887,021 and $251,472, respectively. The Company has relied upon borrowings from related parties, proceeds from convertible debentures and capital raised through the sales of common stock to fund operations.

The Company is working towards raising additional public funds to expand its marketing and revenues. In addition, the Company is working with its Canadian business associates to identify institutional businesses to market various disinfection applications based upon functional water, pending government approval.

On February 20, 2007 , the Board of Directors of Proton Laboratories, Inc. (the "Company") ratified an exclusive Marketing, Distribution and Sales Agreement ("Marketing Agreement") and a Manufacturing and Packaging Agreement ("Manufacturing Agreement"), each made with Aqua Thirst, Inc. Through the enactment of these agreements, the Company has been able to acquire what is views as key components necessary to strengthen its infrastructure for the manufacturing, marketing and sales of its products and applications.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

NOTE 3 - CONVERTIBLE DEBTURE

On June 29, 2007 , the Company entered into a financing arrangement with Legacy Media, LLC ("Legacy") that provided the issuance of a $250,000, 8.0% convertible debenture, due December 29, 2007 . Proceeds from the arrangement were received in two installments of $125,000, net of $90,000 held as payment for services by Legacy, on July 6 and August 6, 2007 and has been used for operations. Upon issuance, the convertible debenture is convertible into shares of the Company' common stock, at the lesser of (i) 50% of the lowest closing bid price during the fifteen (15) days of full trading prior to the conversion date or (ii) 100% of the average of the five lowest closing bid prices for the thirty (30) trading days immediately following the first reverse split in the stock price. Legacy also received an additional 3,200,000 shares for additional services rendered. All of Legacy's shares may be registered in an SB-2 filing at their request, subject to SEC approval. On October 4, 2007 , the Company filed an inital registration statement for certain of Legacy's shares on form SB-2. Please refer to note 5.

PROTON LABORATORIES, INC.
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

Upon issuances, the Company valued the embedded conversion feature liability of the convertible debenture at $166,390 and $149,780 using the Black-Scholes valuation method based on the following variables; a risk free rate of 5.10% and 4.52%; an exercise price of $0.09 and $0.075; a volatility of 151.4% and 147.5%; and a remaining term of 0.50 and 0.45 years, respectively. Since the fair value of the conversion feature exceeded the carrying value of the convertible debenture on the date of issuance, the Company recorded $66,170 of additional expense during the period ending September 30, 2007 . The Company is amortizing the discount over the term of the convertible debenture. The embedded conversion feature is being carried at its respective fair value with changes in its value recorded in the statement of operations.

At September 30, 2007 , the Company revalued the embedded conversion feature liability of the convertible debenture at $361,148 resulting in an entry to loss on derivative liability of $44,978 during the three and nine month periods ended September 30, 2007 . The Company used the Black-Scholes valuation method with the following variables; risk free rate of 4.23%; exercise price of $0.03; volatility of 159.9%; and a remaining life of 0.25 years.

During the three and nine months ended September 30, 2007 , the Company amortized $108,493 of the discount on the convertible debentures to interest expense. To date there have been no conversions.

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

PROTON LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2007 , two shareholders advanced the Company $37,000 at an interest rate of 7%. The $37,000 is included as a part of the stockholder loans shown above. The Company did not make any payments on the notes during the nine months ended September 30, 2007 .

During the three and nine months ended September 30, 2007 , the Company accrued $5,348 and $16,151, respectively, in interest expense on stockholder loans. , At September 30, 2007 , the Company had accrued interest relating to stockholder loans of $67,705 recorded in accrued liabilities on the accompanying balance sheet.

During the three and nine months ended September 30, 2007 , the Company accrued $15,000 and $45,000, respectively, for salaries payable to the Company's Chief Executive Officer, resulting in $260,233 of salaries payable recorded in accrued liabilities on the accompanying balance sheet at September 30, 2007 .

NOTE 5 - COMMON STOCK

During January through September 30, 2007 the Company issued 7,612,300 shares of common stock for various services and agreements. The value of the shares was $1,847,552 based on market prices ranging from $0.13 to $0.37 per share which was the market price of the Company's common stock on the date of issuance.

NOTE 6 - COMMITMENTS

PRODUCTION AGREEMENT - In June 2005, the Company entered into an agreement with Mitachi, a Japanese electronics component manufacturer, to aid in the production of enhanced drinking water generators. Pursuant to this agreement, Mitachi agreed to pay the Company 25,000,000 Yen for engineering design, molding, tooling and preparation costs, and the exclusive product distribution rights for China , Taiwan , and Japan . As of September 30, 2007 , Mitachi had paid 6,000,000 Yen, or $52,506, for the above mentioned distribution rights. Since the project is not yet completed and no units have been sold, this amount is classified as deferred revenue.

EQUITY LINE - In June 2007, the Company terminated an equity line of credit agreement with a private investment fund. No funds were drawn down on this equity line, and no shares of stock were sold to the investment fund.

LEASE COMMITMENT - On July 1, 2007 , the Company entered into a lease agreement to pay monthly lease payments of $3,852 until June 30, 2008 and $3,966 from July 1, 2009 through June 30, 2009 .

NOTE 7 - SUBSEQUENT EVENT

On October 5, 2007 , the Company issued 200,000 shares of common stock for legal services rendered. The Company valued the shares at the closing price of the Company's common stock of $0.06 resulting in share based compensation of $12,000 on the date of the transaction.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the USA , which contemplates our continuation as a going concern. We have incurred losses applicable to common shareholders of $2,532,417 for the nine months ended September 30, 2007 . We had working capital deficit of $887,021 at September 30, 2007 . Loans and equity funding were required to fund operations. We had a stockholder deficit of $996,983 at September 30, 2007 and a stockholders deficit of $312,118 at December 31,2006.

Our independent auditors made a going concern qualification in their report dated April 13, 2007 , which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future. We have our primary office located in Alameda , California . During 2006, we created a presence in Quincy , Washington and Portland , Oregon by aligning ourselves with office spaces that were made available to us. These offices are used primarily for marketing and sales generation.

Our business consists of the development, marketing and sales of the industrial,   environmental, and residential systems through the United States , which alter the properties of water to produce functional water. During 2006, we continued to import and resell systems manufactured by various Japanese companies; however, during the same time period the company started design, engineering, parts sourcing and assembly identification for developing its own brand labeled products. In Management's view, the company has successfully designed, engineered and developed five commercial systems and one residential unit. We need to raise more funds to bring our residential counter top unit to market, and there is no assurance that such funds can be raised. The Company believes the food safety commercial unit will be ready for market introduction during the third quarter of 2007, following certification by an independent underwriters laboratory. We are prioritizing the marketing and distribution of our food safety commercial unit, which can also have applications in the medical, dental and sports facility industries.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007   AND 2006

We had revenue of $40,241 for the three months ended September 30, 2007 compared to revenue of $10,433 for the three months ended September 30, 2006 . During the current period the Company is developing its new line of products, and thus expects the revenue base will remain fairly consistent.

We incurred a net loss of $825,957 for the three months ended September 30, 2007 and a net loss of $737,485 for the three months ended September 30, 2006 . This was an increase in net loss attributable to the recording of non-cash interest expense of $108,493 related to the amortization of the discount on the convertible debentures and additional expense related to the change in the fair value of the derivative liabilities of $111,148 during the three months ended September 30, 2007 .

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007   AND 2006

We had revenue of $119,280 for the nine months ended September 30, 2007 compared to revenue of $94,994 for the nine months ended September 30, 2006 . During the current period the Company is developing its new line of products, and thus expects the revenue base will remain fairly consistent.

We incurred a net loss of $2,527,617 for the nine months ended September 30, 2007 and a net loss of $1,008,025 for the nine months ended September 30, 2006 . This was an increase in net loss attributable to in-kind consultant compensation expenses incurred in the sourcing of manufacturing, marketing and sales infrastructure necessary for the Company. In addition, the Company had non-cash interest expense of $108,493 related to the amortization of the discount on the convertible debentures and additional expense related to the change in the fair value of the derivative liabilities of $111,148 during the nine months ended September 30, 2007 .

Cash used by operating activities was $190,903 for the nine months ended September 30, 2007 compared to cash used by operating activities of $648,760 for the nine months ended September 30, 2006 . The increase is directly related to the increase in the Company's net loss.

We had total assets at September 30, 2007 of $312,196, compared to $364,423 at December 31, 2006 . During the current period that the Company is developing its new line of products, and expects that the total asset base will remain fairly consistent.

LIQUIDITY

At September 30, 2007 , we had cash on hand of $8,461. Our growth is dependent on our attaining profit from our operations and our raising of additional capital either through the sale of stock or borrowing funds. There is no assurance that we will be able to raise any equity financing or sell any of our products to generate a profit.

At September 30, 2007 , we owed stockholder loans of $307,642. In March 2007, we entered into an equity line of credit with a private investor. As of September 30, 2007 we terminated this equity line without draw down. In addition, during the nine months ended we received $160,000 in net proceeds from the issuance of a convertible debenture which is due in December 2007.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2007 .

Pursuant to Section RCW 23B.07.040(b) of the Revised Code of Washington , a majority of the shareholders of Proton Laboratories, Inc. acting by a Shareholder Consent in Lieu of Annual Meeting have appointed a new Board of Directors as follows: Edward   Alexander , Don   Gallego , Gregory   Darragh , Jed   A.   Astin , Gary   Taylor and Steven   Perry . Mr.   Miceal   Ledwith has stepped down from the Board following good service. The majority shareholders also consented to the amendment of the articles of incorporation to increase the number of Board Members to nine. They have also consented to the appointment of Dr.   Kochiki   Hanoaka to the Board as soon as the amendment has been properly filed with the state of Washington .

The effective date of the consent is June 6, 2007 . Majority shareholder consents were received as of July 27, 2007 . The total number of shareholder votes in favor of the consent was 16,279,308. Proton's total outstanding number of shares on the effective date of the consent was 29,185,673. A 14-C Statement will be filed with the Commission shortly.

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