Form 10QSB/A
period 2007-03-31
PROTON LABORATORIES INC
filed 2008-01-18
CIK 1110781

UNITED STATES
SECURITIES ANDEXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
Amendment Number 2

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

Introduction: This amendment number 2 provides new Part 1-Item 3—Controls and Procedures, new certifications for exhibits 31.1 and 31.2, the current company address on the cover page, and correction of a typographical mistake in the "shares issued for services" line of the "Statement of Cash Flows."

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

PROTON LABORATORIES, INC.

Date: January 17, 2008	By:	/s/ Edward Alexander
EDWARD ALEXANDER
Chief Executive Officer, President, Principal Accounting officer and Chief Financial Officer